Form 10KSB
period 2003-02-28
OLYMPIC RESOURCES LTD
filed 2003-06-27
CIK 1108520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the fiscal year ended February 28, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from _________ to __________

                         Commission File Number 0-30598

                             OLYMPIC RESOURCES LTD.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

          WYOMING                                         98-018488
          -------                                         ---------
(State or other jurisdiction                (IRS Employer Identification Number)
 of incorporation)

         525 - 999 W. HASTINGS STREET, VANCOUVER, B.C., CANADA, V6C 2W2
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 689-1810
                                 --------------
                           (Issuer's telephone number)

Securities registered under Section 12(g) of the Act:

                         Common Stock, without par value
                         -------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were 704,026.

The aggregate market value of the voting common stock held by non-affiliates as of June 26, 2003 was $2,411,100. The number of shares of no par value common stock outstanding as of June 26, 2003 was 15,069,378.

This Form 10-KSB is not eligible for and is not in transitional small business disclosure format.

Documents incorporated by reference: None.

                                Table of Contents

Item                                                                      Page
Number                                                                    Number
------                                                                    ------

                                     Part I

Item 1.  Description of Business                                             1
Item 2.  Description of Properties                                           5
Item 3.  Legal Proceedings                                                   7
Item 4.  Submission of Matters to a Vote of Security Holders                 7

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters           10
Item 6.  Management's Discussion and Analysis or Plan of Operation          13
Item 7.  Financial Statements                                               16
Item 8.  Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure                             17

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act               17
Item 10. Executive Compensation                                             20
Item 11. Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                      22
Item 12. Certain Relationships and Related Transactions                     24
Item 13. Exhibits and Reports on Form 8-K                                   24
Item 14. Controls and Procedures                                            25
Item 15  Principal Accountant Fees and Services                             26
Signatures                                                                  26

                                     Part I

Item 1. DESCRIPTION OF BUSINESS

Olympic Resources Ltd., a Wyoming corporation, is an independent oil and gas exploration and production company, engaged in the acquisition, exploration and development of oil and gas properties in the continental United States. We currently own non-operating working interests in properties located in California and Pennsylvania, some of which are currently producing natural gas and are generating revenues. We have two wholly-owned subsidiaries, Olympic Resources (Arizona) Ltd., an Arizona corporation, which directly owns all of our property interests, and Olympic Energy Partners 2003-I L.P., a wholly-owned limited partnership organized in the State of Delaware. We do not have any other subsidiaries. The terms "we," "our," and "us" refer to Olympic Resources Ltd. and its subsidiaries.

Our business strategy is to acquire and develop additional exploration projects, as well as to continue exploration and development activities on existing oil and gas properties. Our goal is to diversify our risk through the acquisition of various domestic oil and gas property interests, either directly or through joint ventures with other exploration companies.

In April 2003, Olympic executed a letter of intent with Whitter Energy Company, a Nevada corporation engaged in the exploration and production of domestic oil and gas properties, regarding a potential merger of Whittier into Olympic. The proposed transaction stipulated in the letter of intent, subject to further negotiation, would be a tax free exchange of all of Whittier's common stock for approximately 81.5% of Olympic's authorized and outstanding common and preferred stock of the combined entity. The merger is subject to a number of conditions precedent, including, but not limited to, the negotiation and execution of a definitive agreement with Whittier, obtaining shareholder approval from Whittier's shareholders, and completion of standard corporate due diligence by both parties. The closing of the proposed transaction contemplated in the letter of intent shall occur as soon as practicable, but in any event, no later than July 30, 2003.

In March 2003, we formed Olympic Energy Partners 2003-I L.P. in order to raise capital to help fund our drilling and development program for fiscal year 2004. The partnership is structured to raise a minimum of $250,000 and a maximum of $2,000,000. We do not anticipate selling any partnership units prior to completion of the proposed merger with Whittier.

CORPORATE HISTORY

Olympic was originally incorporated in the Province of British Columbia in 1986, under the name Global Data Systems Corp, a Canadian company. Global Data Systems was later renamed Comtron Enterprises Inc. in November 1989. In October 1993, Comtron Enterprises changed its name to Olympic Resources Ltd.

In 1992, Olympic entered into the hard rock exploration mining business, acquiring rights to various international mining concessions in Canada, the United States, and Indonesia. We divested of all of our mining interests in 1998, and began acquiring oil and gas properties in Canada and the United States. Olympic disposed of its Canadian oil and gas assets in 2000, and began focusing entirely on U.S. oil and gas properties from that point forward.

In January 2003, Olympic reincorporated into the State of Wyoming from the Province of British Columbia, Canada, as our principal activities are carried on in the U.S. and reincorporation as a U.S. company provides various U.S. tax benefits in the event Olympic was to enter into a future business combination or merger with another U.S. corporation. No such reorganization was proposed at the time of the reincorporation, however.

PRODUCTS

We currently only sell natural gas. We are a non-operator on all of our properties and rely on joint interest partners to design and manage the development of a well and supervise operation and maintenance activities on a day to day basis. We also rely on our joint interest partners to sell our gas production at market prices near the wellhead. Gas production is sold in the spot market on a monthly basis.

CUSTOMERS

Until we have significant production from our properties to warrant entering into other arrangements, we anticipate our primary customers for our production will be the principals of the transport systems employed, refineries or independent energy marketers. All of our oil and gas properties are located near transport systems or refineries that we anticipate will be the primary customers for our production from such properties.

COMPETITION

We compete in the exploration and production segment of the oil and gas industry with a number of other companies. These companies include large multinational oil and gas companies and other independent operators with greater financial resources and more experience than Olympic. We do not hold a significant competitive position in the oil and gas industry. We compete both with major oil and gas companies and with independent producers for, among other things, rights to develop oil and gas properties, access to limited pipeline capacity, procurement of available materials and resources, and hiring qualified personnel.

EMPLOYEES

As of June 26, 2003, we had no full-time or part-time employees. Our business is operated by our officers who provide their services to Olympic on a contract basis. See "Part III, Item 9" for more information.

Our corporate office is located at 999 West Hastings Street, Suite 525, Vancouver, British Columbia, Canada, V6C 2W2. Our telephone number is (604) 689-1810 and our facsimile number is (604) 689-1817.

RISKS OF OIL AND GAS ACTIVITIES

The current market for oil and gas is characterized by instability. This instability has caused fluctuations in domestic and international world oil prices in recent years and there is no assurance of any price stability in the future. The price we receive for our oil and gas production in the future may not be sufficient to generate revenues in excess of our costs of production or provide sufficient cash flow to meet our working capital requirements.

We are uncertain about the prices at which we will be able to sell oil and gas that we produce. Our estimated future net revenue from oil sales is highly dependent on the price of oil, as well as the amount of oil produced. The volatility of the energy market makes it difficult to estimate future prices of oil and natural gas. Various factors beyond our control affect these prices. These factors include:

     o    domestic and worldwide supplies of oil and gas;
     o the ability of the members of the Organization of Petroleum Exporting Countries, or OPEC, to agree to and maintain oil price and production controls;
     o    political instability or armed conflict in oil-producing regions;
     o    the price of foreign imports;
     o    the level of consumer demand;
     o    the price and availability of alternative fuels;
     o    the availability of pipeline capacity; and
     o    changes in existing federal regulation and price controls.

It is likely that oil and gas prices will continue to fluctuate as they have in the past. Current oil and gas prices are not representative of oil prices in either the near or long-term. We do not expect oil gas prices to maintain current price levels and do not base our capital spending decisions on current market prices.

The development of oil and gas reserves is a high risk endeavor and is frequently marked by unprofitable efforts, such as:

     o    drilling unproductive wells;
     o drilling productive wells which do not produce sufficient amounts of oil to return a profit; and
     o production of developed reserves which cannot be marketed or cannot be sold for adequate market prices.

There are many additional risks incident to drilling for and producing oil and gas. These risks include blowouts, cratering, fires, equipment failure and accidents. Any of these events could result in personal injury, loss of life and environmental and/or property damage. If such an event does occur, our joint venture partners operating the respective properties may be held liable and may not be fully insured against these risks. In fact, many of these risks are not insurable. The occurrence of such events that are not fully covered by insurance may require us or our joint venture partners to pay damages, which would reduce our profits. As of June 26, 2003, we have not experienced any material losses due to these types of events.

UNITED STATES REGULATORY REQUIREMENTS

Regulation of Drilling and Production. Our drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. State and federal statutes and regulations govern, among other matters, the amounts and types of substances and materials that may be released into the environment, the discharge and disposition of waste materials, the reclamation and abandonment of wells and facility sites and remediation of contaminated sites, and require permits for drilling operations, drilling bonds and reports concerning operations. California, where we own properties and conduct exploration activities, and other states, where we may acquire properties, may have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of the spacing, plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas we can produce from our wells, if any, and to limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes an ad valorem, production or severance tax with respect to the production and sale of crude oil, natural gas and gas liquids within its jurisdiction.

Environmental Regulations. Our exploration, production and marketing operations are regulated extensively at the federal and state and local levels. These regulations affect the costs, manner and feasibility of our operations. As an owner of oil and gas properties, we are subject to federal, state and local regulation of discharge of materials into, and protection of, the environment. We have no material outstanding site restoration or other environmental liabilities, and we do not anticipate that we will incur any material environmental liabilities with respect to our properties in the future. As a non-operating owner of all our properties, we rely upon our joint venture partners to pursue operating practices they believe are environmentally responsible and meet, or exceed, regulatory requirements with respect to environmental and safety matters. Our joint venture operators carry general liability insurance in amounts we believe are consistent with industry custom and practice. Notwithstanding the above, however, we may be required to make significant expenditures in our efforts to comply with the requirements of these environmental regulations, which may impose liability on us for the cost of pollution clean-up resulting from operations, subject us to liability for pollution damages and require suspension or cessation of operations in affected areas. Changes in or additions to regulations regarding the protection of the environment could increase our compliance costs and might hurt our business.

We are subject to state and local regulations domestically that impose permitting, reclamation, land use, conservation and other restrictions on our ability to drill and produce. These laws and regulations can require well and facility sites to be closed and reclaimed. We generally acquire and develop interests in oil and gas properties that have been operated in the past, and as a result of these transactions we may retain or assume clean-up or reclamation obligations for our own operations or those of third parties.

We have paid costs for plugging and abandoning wells and location restoration for abandoned wells in California totaling approximately $10,000 during the fiscal year ended February 28, 2003.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this annual report on Form 10-KSB constitute "forward-looking statements." Forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "estimates," "believes," "predicts," "potential," "likely," or "continue," or by the negative of such terms or comparable terminology. Forward-looking statements are predictions based on current expectations that involve a number of risks and uncertainties. Actual events may differ materially. In evaluating forward-looking statements, you should consider various factors, including the risks discussed above in "Risks of Oil and Gas Activities." These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that these statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and you are encouraged to exercise caution in considering such forward-looking statements. Unless otherwise required by law, we are not under any duty to update any of the forward-looking statements after the date of this annual report on Form 10-KSB to conform these statements to actual results.

Item 2. DESCRIPTION OF PROPERTIES

OIL AND GAS PROPERTIES

We currently own non-operating working interests in 3 material gas properties, of which all are currently producing commercial quantities of natural gas. All of our material properties are located in the United States in California's Sacramento Basin and San Joaquin Basin. We do not own any real property interests.

As of February 28, 2003, we owned working interests in 13 productive wells. During fiscal year 2003, we participated in the drilling of 14 gas wells, of which 13 were successfully completed and 1 was a dry hole.

During fiscal year 2003, we produced a net total of 194,000 mcf, generating approximately $704,000. We incurred 79,679 in capital expenditures during 2003, including 15,936 spent on acquisitions and 63,743 on exploration drilling activities.

As of June 22, 2003, Olympic is producing 560 mcf per day from a total of 12 producing wells.

East Corning Prospect, California
---------------------------------

Olympic acquired a 32% non-operating working interest in the East Corning project in Tehama County California in December, 2000. The East Corning project consists of 6,500 acres in oil and gas leases and over 25 miles of 2D seismic data. The project is 100 miles north of Sacramento within the main Forbes depositional fairway at the northern portion of the Sacramento Valley gas trend. The property lies adjacent to the Corning Gas Field to the east and directly north of the Rice Creek Gas Field. It is analogous to the East Rice Creek Field. The primary target is the Upper Cretaceous Forbes Formation.

A multiple well drilling program was commenced in April 2002 and 6 wells were drilled and completed as of February 28, 2003. The drilling program attempted to emulate the success encountered in the Victor Ranch field, which lies adjacent to the southeast flank of the East Corning property. The Victor Ranch field discovered one of the largest amounts of natural gas filled sands in the East Rice Creek area. An adjacent 3D survey indicate that these sands extend onto Olympic's East Corning property. Olympic has farmed out a portion of its interest in these wells and holds an approximate 17% working interest in most wells of this program. The drilling program is ongoing and an additional 3 wells have been completed subsequent to the 2003 fiscal year end. Other wells may be drilled and completed on the property later in fiscal 2004.

Victor Ranch Gas Field, California
----------------------------------

Olympic entered into three participation arrangements in the Victor Ranch Gas Field which lies on the south-east flank of Olympic's East Corning property in Tehama County, California. Currently, Olympic holds an 8.3% working interest in two producing wells; and a 6.05% working interest in a third producing well. These three wells produced 1,044 mmcf during 2003, of which 64 mmcf was net to our interest. Currently, the three wells are producing approximately 150 mcf per day net to our interest. No further expenditures are planned for this property.

Source Energy Prospect, Kern County, California
-----------------------------------------------

Olympic participated in three wells drilled in October, 1999, on approximately 800 net acres of oil and gas leases in Kern County. The targets in each of the 3 wells were the Mya, Arlington and Perdidio Pliocene age sands. The Garrison gas well was put on production in late May, 2000 and produced at a rate of approximately 2 mmcf per day until early December when it encountered mechanical problems and was plugged and abandoned. An offset well was drilled in September 2002 It was put on production at 1 mmcf per day in October 2002 and produced until April 2003 when it was shut-in due to water encroachment problems. Olympic owns a 9.1% working interest in this well. No further spending is required on this well.

Reserves
--------

As of February 28, 2003, Olympic had total estimated proved reserves of approximately 264 mmcf, with a present value discounted at 10% of approximately $939,000. The reserve disclosure is based upon an independent reserve study conducted by HJ Gruy & Associates, Inc., including data available subsequent to February 28, 2003. We did not have any proved reserves as of February 28, 2002.

No reserve estimates have been previously filed with any Federal authority or other agency.

Net Quantities of Oil and Gas Produced
--------------------------------------

The following table summarized sales volumes, sales prices and production cost information for our net gas production for each of the three years ended February 28, 2003:

                                            As of the Year Ended February 28,
                                           ------------------------------------
                                            2001          2002           2003
                                            ----          ----           ----
Net sales volumes
     Oil (bbls)                               --            --             --
     Gas (mcf)                              60,000        12,000        194,000
Average sales price
     Oil (per bbl)                         $  --         $  --         $   --
     Gas (per mcf)                         $  3.50       $  7.52       $   3.60

Average production cost (per mcf)          $   .16       $   .18       $    .19


Productive Wells and Acreage
----------------------------

As of February 28, 2003, we had interests in 13 gross productive gas wells (1 net gas wells).. There are two multiple completion wells. Production was from approximately 7,000 gross acres, of which approximately 1,500 acres are developed (150 net developed acres).

Undeveloped Acreage
-------------------

As of February 28, 2003, approximately 2,000 gross acres are undeveloped (180 net undeveloped acres).

Drilling Activity
-----------------

During the three years ended February 28, 2003, our net interests in exploratory and development wells drilled were as follows:

     Year Ended
    February 28,         Exploratory Wells, Gross      Exloratory Wells, Net
    ------------         ------------------------      ---------------------
                           Productive       Dry        Productive         Dry
                           ----------       ---        ----------         ---

        2001                   7             0            0.9              --
        2002                   6             1            .61             0.1
        2003                  13             1            1.1             0.1

We have not drilled any development wells during the last three years ended February 28, 2003. All wells are located in the United States.

Present Activities
------------------

Two wells were drilled at the end of fiscal 2003 and put online in March and April of 2003. Both are producing at commercial rates. Two other wells were drilled in June, 2003 and completion results are pending. Other wells are being considered later in the year.

Item 3. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 21, 2002, Olympic held its annual general meeting of its shareholders, whereby its shareholders approved: (i) the acts of the directors; (ii) the ratification of Davidson & Company as Olympic's independent auditors for the fiscal year ended February 28, 2003; (iii) the election of Daryl Pollock, Patrick Forseille, Peter Jensen, John Pierce, Kenneth Friedman, and Mike Lathigee as directors, each to serve until the next annual general meeting of shareholders; (iv) the approval of the granting, exercise and amending of stock options by Olympic; (v) the approval of Olympic's proposed and new stock option plan; (vi) the approval of future financings by Olympic; and (vii) the approval of the continuation of Olympic into the State of Wyoming.

The number of shares voted and withheld with respect to each particular matter voted upon by Olympic's shareholders were as follows:

     1) Approval of the acts of the Directors:

                For             Against           Withheld         Not Voted
                ---             -------           --------         ---------
             2,172,980           15,000             None             None


     2) Approval of appointing Davidson & Company as auditors:

                For             Against           Withheld         Not Voted
                ---             -------           --------         ---------
             2,172,980            None             15,000            None


     3) Election of Directors:

                                For       Against    Withheld    Not Voted
                                ---       -------    --------    ---------
        Daryl Pollock        2,187,980      None       None         None
        Patrick Forseille    2,187,980      None       None         None
        Peter Jensen         2,187,980      None       None         None
        John Pierce          2,187,980      None       None         None
        Kenneth Friedman     2,172,980      None      15,000        None
        Mike Lathigee        2,165,980      None       None        22,000


     4) Approval of the granting, exercising and amending of stock options to such directors, officers, employees and consultants of Olympic during the ensuing year and at such prices and in such amounts as may be determined by Olympic's directors:

                For             Against           Withheld         Not Voted
                ---             -------           --------         ---------
             2,165,480            500               None            22,000


     5) Approval of the adoption by Olympic of a Proposed and New Stock Option Plan to: (i) fix the maximum number of common shares for which options may be granted under the Stock Option Plan until the next annual general meeting at a maximum of up to 2,978,875 common shares of the Olympic's share capital; (ii) specify that the options issued pursuant to the Stock Option Plan are non-transferable; and (iii) specify that in no event may the maximum number of shares reserved for any one individual under the Stock Option Plan exceed 5% of Olympic's issued and outstanding share capital; and, furthermore, that the Olympic's directors are authorized, in their sole and absolute discretion, to abandon or alter any portion of the Stock Option Plan at any time without the further approval of the Olympic's shareholders:

                For             Against           Withheld         Not Voted
                ---             -------           --------         ---------
             2,165,480            500               None            22,000


     6) Approval and authorization for the board of directors of Olympic, subject to regulatory approval and in compliance with the policies of the applicable stock exchange, to enter into one or more distributions of Olympic's securities during the ensuing 12 month period of such number of common stock (or units consisting of up to one share of common stock and up to one warrant to purchase one share of common stock) of Olympic in accordance with the terms of any proposed private placement, exchange of common stock for debt, rights offering or prospectus financing or financings, and any corresponding agent's warrants or finder's fees or commissions resulting and payable therefrom, at such price or prices (less any allowable discounts), in such amount or amounts and to such individuals or entities as may be determined by the directors of Olympic, in their sole and absolute discretion, and as are acceptable with the appropriate regulatory authorities. Additionally, the shareholders of Olympic approve any possible effective change in control of Olympic resulting from the completion of any such financing transaction or transactions; and, furthermore, that the directors of Olympic are authorized, in their sole and absolute discretion, to abandon or alter any portion of any proposed financing at any time without the further approval of the shareholders of Olympic:

                For             Against           Withheld         Not Voted
                ---             -------           --------         ---------
             2,165,480            500               None            22,000


     7) Approval for Olympic to make application to the Secretary of State of the State of Wyoming for a certificate of registration continuing Olympic as if it had been incorporated under the laws of the State of Wyoming in accordance with the Wyoming Business Corporation Act:

                For             Against           Withheld         Not Voted
                ---             -------           --------         ---------
             2,150,980           15,000             None            22,000

The Continuation into the State of Wyoming was implemented and became effective on January 8, 2003 when Olympic filed an Application for Certificate of Registration and Articles of Continuance with the Wyoming Secretary of State, which was recorded by the Wyoming Secretary of State's Office on the same day.

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the OTC Bulletin Board under the symbol "OLYR". The following table sets forth the high and low sales prices relating to our common stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual sales prices of transactions.

        Quarter                           Fiscal Years Ended
        -------            ---------------------------------------------------
                             February 28, 2003            February 28, 2002
                             -----------------            -----------------
                           High Bid     Low Bid       High Bid         Low Bid
                           --------     -------       --------         -------
     First Quarter           $0.26       $0.12        $0.40 (1)       $0.28 (1)
     Second Quarter          $0.28       $0.15        $0.52 (1)       $0.26 (1)
     Third Quarter           $0.23       $0.14        $0.45 (1)       $0.26 (1)
     Fourth Quarter          $0.20       $0.12          $0.50           $0.09


(1) These prices are the high and low bid from the TSX Venture Exchange for the stated quarters as Olympic was not listed and posted for trading on the OTC Bulletin Board until December 6, 2001. These quotations may not reflect actual sales prices.

HOLDERS

As of May 15, 2003, we had approximately 63 shareholders of record of which two of these shareholders of record are share depositories holding a substantial amount of Olympic's issued and outstanding shares.

DIVIDENDS

We have paid no dividends on our common shares since incorporation and we do not anticipate that any dividends will be declared or paid on our common stock in the immediate or foreseeable future. Any decision to pay dividends on our common stock will be made by our board of directors on the basis of our earnings, financial requirements and other conditions existing at such future time.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended February 28, 2003, we have issued the following shares of our common stock and related common stock warrants in the United States and Canada for cash rendered to us and debt settlement pursuant to certain shares for debt agreements and have granted the following stock options to purchase shares of our common stock, absent registration under the Securities Act of 1933, as amended (the "Securities Act"). These shares were issued under the exemptions provided by Section 4(2) and Regulation S of the Securities Act with representations from the purchasers as to their investment intent, their access to information and their sophistication. No underwriters were involved in the issuances of our common stock and no commissions were paid in connection with the sales.

     (a) On June 17, 2002, we sold in aggregate 1,200,000 shares of common stock to Messrs. Daryl Pollock, Canaccord Capital Corp. in trust for Daryl Pollock, 556369 B.C. Ltd. (beneficially owned by Daryl Pollock), Wendy Pollock, Jonway Investment Corp. (beneficially owned by John Pierce), Patrick Forseille, Bev Funston, S & P Admin Services (beneficially owned by Daryl Pollock and Rahoul Sharan), Peter Jensen & Peggy Jensen, Malcolm Bell, R. Clifford Wyatt, Andrew McConnell, Robert MacKay, Harvey Smith and Dr. Rupert Perrin at a purchase price of $0.16 per share for total gross proceeds of $192,414. In connection with the sale of our common stock, we granted each purchaser a two-year non-transferable common stock warrant representing the equivalent number of underlying shares of common stock acquired. Each warrant is exercisable at a price of $0.22 and expires on June 17, 2004. The proceeds from this private placement were used for working capital purposes. With respect to the U.S. investors, we relied on the exemption provided by Section 4(2) of the Securities Act to issue these common shares as the transaction did not involve any public offering. With respect to the Canadian residents, we relied on the exemption provided by Regulation S of the Securities Act to issue these common shares as this was an offshore transaction to a non U.S. resident which was negotiated outside of the United States and consummated outside of the United States.

     (b) On October 11, 2002, we issued 100,000 common shares to The Termo Company at a price of $0.19 per share pursuant to a shares for debt agreement, dated August 22, 2002, whereby we were indebted to The Termo Company in the amount of $18,600 for prior services rendered by The Termo Company to us. The 100,000 shares that we issued to The Termo Company are restricted stock. We relied on the exemption provided by Section 4(2) of the Securities Act to issue these common shares as the transaction did not involve any public offering.

     (c) On December 10, 2002, we issued 75,000 common shares to Princeton Research Inc. at a price of $0.26 per share pursuant to a shares for debt agreement, dated August 22, 2002, whereby we were indebted to Princeton Research Inc. in the amount of $19,241 for prior services rendered by Princeton Research Inc. to us. The 75,000 shares that we issued to Princeton Research Inc. are restricted stock. We relied on the exemption provided by Section 4(2) of the Securities Act to issue these common shares as the transaction did not involve any public offering.

     (d) On April 9, 2002, we granted to our officers, directors, and consultants, stock options to purchase an aggregate of 495,000 shares or our common stock exercisable at $0.17 per share, which expire on April 9, 2005. Additionally, we repriced stock options to purchase an aggregate of 880,000 shares or our common stock, representing all outstanding stock options issued prior to April 9, 2002, to reflect an exercise price of $0.17 per share. The repriced options were also adjusted to reflect an expiration date of April 9, 2005, except for 200,000 options, which expire on March 12, 2004. With respect to the option holders who are U.S. residents, we relied on the exemption provided by Section 4(2) of the Securities Act to issue these common shares as the transaction did not involve any public offering. With respect to the option holders who are Canadian residents, we relied on the exemption provided by Regulation S of the Securities Act to issue these common shares as this was an offshore transaction to a non U.S. resident which was negotiated outside of the United States and consummated outside of the United States.

     (e) On February 7, 2003, we granted to our officers, directors, and consultants, stock options to purchase an aggregate of 600,000 shares or our common stock exercisable at $0.20 per share, which expire on February 7, 2008. With respect to the option holders who are U.S. residents, we relied on the exemption provided by Section 4(2) of the Securities Act to issue these common shares as the transaction did not involve any public offering. With respect to the option holders who are Canadian residents, we relied on the exemption provided by Regulation S of the Securities Act to issue these common shares as this was an offshore transaction to a non U.S. resident which was negotiated outside of the United States and consummated outside of the United States.

During the fiscal year ended February 28, 2002, we have issued the following shares of our common stock in the United States and Canada for cash rendered to us and debt settlement pursuant to certain shares for debt agreements and have granted the following stock options to purchase shares of our common stock, absent registration under the Securities Act. These shares were issued under the exemptions provided by Section 4(2) and Regulation S of the Securities Act with representations from the purchasers as to their investment intent, their access to information and their sophistication. No underwriters were involved in the issuances of our common shares and no commissions were paid in connection with the sales.

     (a) On September 29, 2001, we sold in aggregate 1,250,000 shares of common stock to Messrs. Daryl Pollock, 556369 B.C. Ltd. (beneficially owned by Daryl Pollock), Wendy Pollock, Jonway Investment Corp. (beneficially owned by John Pierce), Patrick Forseille, Peter Jensen, Wealthbuilders Investment Club, Barry Jackson, Nathan Blumberg, Roy Gould, and Bruce McLeod at a purchase price of $0.26 per share for total gross proceeds of $319,904. In connection with the sale of our common stock, we granted each purchaser a two-year non-transferable common stock warrant representing the equivalent number of underlying shares of common stock acquired. Each warrant is exercisable at a price of $0.38 and expires on September 29, 2003. The proceeds from this private placement were used for working capital purposes. With respect to the U.S. investors, we relied on the exemption provided by Section 4(2) of the Securities Act to issue these common shares as the transaction did not involve any public offering. With respect to the Canadian residents, we relied on the exemption provided by Regulation S of the Securities Act to issue these common shares as this was an offshore transaction to a non U.S. resident which was negotiated outside of the United States and consummated outside of the United States.

     (b) On March 12, 2001, we granted to our officers, directors, and consultants stock options to purchase an aggregate of 350,000 shares or our common stock exercisable at $0.20 per share, which expire on March 12, 2004. The stock option grants were amended on April 9, 2002 to reflect an exercise price of $0.17 per share. With respect to the option holders who are U.S. residents, we relied on the exemption provided by Section 4(2) of the Securities Act to issue these common shares as the transaction did not involve any public offering. With respect to the option holders who are Canadian residents, we relied on the exemption provided by Regulation S of the Securities Act to issue these common shares as this was an offshore transaction to a non U.S. resident which was negotiated outside of the United States and consummated outside of the United States.

     (c) On July 26, 2001, we granted to our officers, directors, and consultants stock options to purchase an aggregate of 145,000 shares or our common stock exercisable at $0.20 per share, which expire on July 26, 2004. The stock option grants were amended on April 9, 2002 to reflect an exercise price of $0.17 per share and an expiration date of April 9, 2005. With respect to the option holders who are U.S. residents, we relied on the exemption provided by
Section 4(2) of the Securities Act to issue these common shares as the transaction did not involve any public offering. With respect to the option holders who are Canadian residents, we relied on the exemption provided by Regulation S of the Securities Act to issue these common shares as this was an offshore transaction to a non U.S. resident which was negotiated outside of the United States and consummated outside of the United States.

During the fiscal year ended February 28, 2001, we have issued the following shares of our common stock in the United States and Canada for cash rendered to us and debt settlement pursuant to certain shares for debt agreements and have granted the following stock options to purchase shares of our common stock, absent registration under the Securities Act. These shares were issued under the exemptions provided by Section 4(2) and Regulation S of the Securities Act with representations from the purchasers as to their investment intent, their access to information and their sophistication. No underwriters were involved in the issuances of our common shares and no commissions were paid in connection with the sales.

     (a) On July 28, 2000, we granted to our officers, directors, and consultants stock options to purchase an aggregate of 340,000 shares or our common stock exercisable at $0.30 per share, which expire on July 28, 2003. The stock option grants were amended on April 9, 2002 to reflect an exercise price of $0.17 per share and an expiration date of April 9, 2005. With respect to the option holders who are U.S. residents, we relied on the exemption provided by
Section 4(2) of the Securities Act to issue these common shares as the transaction did not involve any public offering. With respect to the option holders who are Canadian residents, we relied on the exemption provided by Regulation S of the Securities Act to issue these common shares as this was an offshore transaction to a non U.S. resident which was negotiated outside of the United States and consummated outside of the United States.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

Our oil and gas exploration and development activities to date have been funded through internally generated cash flows from operations and the issuance of Olympic's equity securities, including our common stock and common stock warrants. We currently own non-operating interests in 14 wells concentrated in 3 material gas properties, all of which are commercially productive.

During fiscal 2003, we generated approximately $139,000 in net cash flows from operations and raised approximately $192,000 from the sale of 1,200,000 shares of our common stock at $0.16 per share and the issuance of stock warrants to acquire an additional 1,200,000 shares at an exercise price of $0.22 per share. We also issued a combined 175,000 shares of our common stock to unrelated parties to settle approximately $38,000 in outstanding trade payables. As a result, we had a net working capital position of $812,000 as of February 28, 2003, which we believe is sufficient to cover our existing operational and capital requirements through fiscal year 2004.

Our long-term ability to sustain operations and grow our business, however, is based on our ability to increase our oil and gas production, and resulting oil and gas revenues, and to replace and extend our existing proved oil and gas reserve base. We expect our existing material gas properties to commercially recover the majority of their available proved gas reserves over the next 24-36 months. Therefore, we are aggressively working to achieve these objectives through the continued exploration and development of our existing properties, the direct acquisition of additional oil and gas properties, or through the merger or other business combination of Olympic with another oil and gas exploration and development company.

In accordance with our long-term business strategy, in April 2003, Olympic executed a letter of intent with Whitter Energy Company, a Nevada corporation engaged in the exploration and production of domestic oil and gas properties, regarding a potential merger of Whittier into Olympic. The proposed transaction stipulated in the letter of intent, subject to further negotiation, would be a tax free exchange of all of Whittier's common stock for approximately 81.5% of Olympic's authorized and outstanding common and preferred stock of the combined entity. The merger is subject to a number of conditions precedent, including, but not limited to, the negotiation and execution of a definitive agreement with Whittier, obtaining shareholder approval from Whittier's shareholders, and completion of standard corporate due diligence by both parties. The closing of the proposed transaction contemplated in the letter of intent shall occur as soon as practicable, but in any event, no later than July 30, 2003.

We believe the proposed merger with Whittier, if completed, will provide the additional oil and gas production and reserves necessary to allow us to pursue larger oil and gas acquisition targets, thereby accelerating Olympic's future growth in a way not otherwise possible. There are no assurances, however, that the transaction will be completed or, if completed, the merger would generate the positive results currently anticipated.

Exploration and Operational Requirements

For the fiscal year ending February 28, 2004, we expect to spend approximately $120,000 in exploration costs on the East Corning property and utilize approximately $400,000 to fund operational expenses and corporate overhead. We intend to entirely fund our fiscal 2004 capital requirements using existing working capital and future revenues from our producing gas properties. We may be required to seek additional financing, however, if we choose to accelerate our exploration program or acquire additional oil and gas properties in the near term, neither of which is presently anticipated pending the results of the proposed merger with Whittier. If we are required to raise additional equity or debt financing, there are no assurances, however, we would be able to raise the financing required to achieve our objectives, or if we do raise the necessary financing, that the terms and conditions of any such financing would be favorable to Olympic.

Environmental Issues

The oil and gas industry is subject to a high degree of regulation from all levels of government. In addition to safety issues, regulation of the petroleum industry is expected to become increasingly influenced by environmental concerns. As non-operators of all our properties, we rely upon our joint interest partners to pursue operating practices they believe are environmentally responsible and meet all regulatory requirements with respect to health and safety matters.

Our joint venture operators carry general liability insurance in amounts we believe are consistent with industry custom and practice. We have no material outstanding site restoration or other environmental liabilities, and we do not anticipate that we will incur any material environmental liabilities with respect to our properties in the future.

Results of Operations

For Fiscal Year Ended February 28, 2003 compared with Fiscal Year Ended February 28, 2002

Olympic generated gas revenues of approximately $704,000, or $3.62 per mcf, during the fiscal year ended February 28, 2003, compared to gas revenues of approximately $93,000, or $7.75 per mcf, during fiscal year 2002. The increase in revenues was based upon a significant increase in gas production from 12,000 mcf to 194,000 mcf during the respective periods, as a result of increased gas production from our East Corning, Victor Ranch and SE Garrison properties in California, all of which came on production during 2003. We did not have any proved producing properties as of February 28, 2002.

Olympic's related operating costs increased from approximately $1,000, or $0.18 per mcf, as of February 28, 2002, to approximately $29,000, $0.15 per mcf, as of February 28, 2003. Olympic's comparative depletion expense increased from approximately $6,000, or $0.50 per mcf, to $367,000, or $1.89 per mcf. The increase in operating costs and depletion expense both relate to the increase in production between the two periods as described above.

During fiscal year 2002, however, Olympic determined that certain oil and gas properties held by Olympic were not commercially viable. Therefore, the related capitalized costs were reclassified as costs subject to amortization and fully depleted during the period. We recorded the additional amortization of approximately $1,114,000 as a write-down of oil and gas properties during the period.

Interest, dividend and other income for our fiscal year ended February 28, 2003 was approximately $7,000, down from $41,000 for the fiscal year ended February 28, 2002, due to a decrease in average cash and short-term deposit balances that resulted from increased exploration expenditures.

General and administrative expenses were approximately $441,000 for our fiscal year ended February 28, 2003 compared to $383,000 for our fiscal year ended February 28, 2002, an increase of $58,000, due to increased general office activities.

During the year ended February 28, 2003, Olympic recognized a loss of $210,778 on the sale of 383,300 common shares of MIV Therapeutics Inc. for proceeds of $153,066.

We had a loss of approximately $201,000, or $0.01 per share for our fiscal year ended February 28, 2003 compared to a loss of $1,362,000, or $0.11 per share for the fiscal year ended February 28, 2002. The $1,161,000 decrease in net loss was due to increased gas production from our California gas wells brought on in the current year.

OFF-BALANCE SHEET ARRANGEMENTS

Olympic is not a party to any off balance sheet arrangements.

Item 7. FINANCIAL STATEMENTS

The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statements".

     Index to Financial Statements


     Report of Independent Public Accountant dated June 26, 2003             F-3

     Consolidated Balance Sheet as of February 28, 2003 and
       February 28,  2002                                                    F-4

     Consolidated Statements of Operations for the years ended
       February 28, 2003 and 2002                                            F-5

     Consolidated Statements of Stockholders' Equity for the
       years ended February 28, 2003 and 2002                                F-6

     Consolidated Statements of Cash Flows for the years ended
       February 28, 2003 and 2002                                            F-7

     Notes to Consolidated Financial Statements                         F-8-F-23

     Supplemental Information - Disclosures About Oil and Gas
       Producing Activities - Unaudited                                     F-24

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 6, 2003, Davidson & Company resigned as Olympic's principal independent accountant, as it was mutually agreed that Olympic needed to retain a principal independent accountant specializing in U.S. Generally Accepted Accounting Principles in conjunction with Olympic's reincorporation into the State of Wyoming in January 2003. On May 6, 2003, Olympic's board of directors approved and authorized the engagement of J. H. Cohn LLP, 5415 Oberlin Drive, San Diego, California, U.S.A. 92121, as Olympic's new principal independent accountant.

Davidson & Company's audit reports regarding Olympic's financial statements for the last two fiscal years ended February 28, 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles. Furthermore, during Olympic's last two fiscal years ended February 28, 2003 and the subsequent period up to Davidson & Company resignation as Olympic's principal independent accountants, there were no disagreements between Davidson & Company and Olympic which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Davidson & Company, would have caused Davidson & Company to make reference to the subject matter of the disagreements in connection with its audit reports during the applicable time periods.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

As of the date of this Annual Report, the directors and officers of Olympic are as follows:

     Name                 Age                     Position
     ----                 ---                     --------
Daryl Pollock             51     President, Chief Executive Officer and Director
Patrick Forseille         38     Chief Financial Officer and Director
Dr. Kenneth Friedman      59     Director
John Pierce               60     Chairman of the Board
Alex Montano              32     Director
Bev Funston               46     Secretary
Malcolm Bell              53     Vice-President of Communications

Biographies of the Executive Officers/Directors

Daryl Pollock, age 51, has a Bachelor of Commerce (Honours) degree in Business Administration. He has been our President and Chief Executive Officer and a director of our corporation since 1993. Mr. Pollock is a self-employed business consultant offering consulting services through DWP Consultants since 1986. Mr. Pollock also serves as president of S&P Capital Corp., a private company. Mr. Pollock spends approximately 75% of his business time on Olympic business matters. None of the other companies for which Mr. Pollock serves as an officer or director are our competitors.

Patrick Forseille, age 38, is a Professional Geoscientist and has a Bachelor of Commerce degree with an accounting major. He has been our Chief Financial Officer since May 1999, and prior to that was employed by us as an accountant and geologist since 1996. Mr. Forseille spends approximately 100% of his business time on the Olympic business matters. Mr. Forseille has been comptroller of several public and private companies, including Intergraph Canada Ltd. from January 1995 to February 1996 and Imperial Oil Resources Ltd. from June 1994 to November 1994.

Dr. Kenneth Friedman, age 59, has a Bachelor of Science, Master of Science, Master of Arts, and Doctor of Philosophy degrees and is a professional economist. Mr. Friedman has served as a director to our corporation since 1996. He also currently serves as a director to Northfield Minerals Ltd., a mineral exploration company; Clifton Mining Corp., a mineral exploration company; Strathmore Resources Ltd., a mineral exploration company; and Eloro Resources Ltd., a mineral exploration company. Dr. Friedman owns and operates Nonlinear Resource Corp., a marketing and research firm in Golden, Colorado. None of these companies competes directly with us.

John Pierce, age 60, has been a director since January 13, 2000. Prior to his retirement in December 1987, he was the President and CEO of the Security Pacific Bank, Canada. Since January 1988, Mr. Pierce has been involved in real estate development, property management, investment and general business consulting. Mr. Pierce is currently a director of Commonwealth Insurance Company, an insurance company; Primer Insurance Adjusters Ltd.; Blakeway Development Corp.; Jonway Investment Corporation and Blakeway Investment Corporation. None of these companies compete directly with us.

Alex Montano, age 32, has been a director since January 21, 2003. Since 1996, Alexander G. Montano has been the managing director of the Oil & Gas Group for
C. K. Cooper & Company, an investment banking boutique that focuses almost exclusively on smaller independent oil and gas companies. Mr. Montano attended the University of Southern California and Chapman University.

Bev Funston, age 46, has been our Corporate Secretary since July 25, 2001. Prior to this, Mrs. Funston was not employed. Mrs. Funston has worked with securities firms in the past at various levels. She has also provided administrative and management support to various private and public companies.

Malcolm Bell, age 53, has been our Vice-President of Communications since July 2001. In 1991 he became the Managing Director of a private investment and consulting firm, Malcolm Bell and Associates Ltd., specializing in investment capital, project acquisitions, project divestitures and joint ventures management for energy and resource based companies. Mr. Bell is a graduate of BCIT.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

As of the date of this annual report, no director or executive officer of Olympic is or has been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or
(iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon a review of the Forms 3, 4, and 5 furnished to Olympic for the fiscal year ended February 28, 2003, we believe that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements, except as described below.

Daryl Pollock, Patrick Forseille, Bev Funston, Malcolm Bell, Ken Friedman, John Pierce, Mike Lathigee, Peter Jensen and Alex Montano, failed to timely file their initial Form 3's relating to the reincorporation of Olympic into the State of Wyoming on January 8, 2003. All required Form 3's were filed on January 22, 2003. Additionally, Daryl Pollock, Patrick Forseille, John Pierce, Bev Funston, Malcolm Bell, Ken Friedman and Alex Montano failed to timely file Form 4's in conjunction with issuance of stock options to such individuals on February 27, 2003. All required Form 4's were filed on March 10, 2003.

Item 10. EXECUTIVE COMPENSATION

The following table sets out the compensation received by the CEO of Olympic for the last three fiscal years ended February 28, 2003. Olympic did not have any other highly compensated executive officers with annual salary and bonus in excess of $100,000 per year.

Summary Compensation Table
--------------------------

                                                            Other     Securities under   Restricted Shares
   Name and Principal                                      Annual          Options         or Restricted
        Position            Year    Salary    Bonus     Compensation       Granted          Share Units
        --------            ----    ------    ------    ------------       -------          -----------

    Daryl Pollock (1)       2003   $64,202   $16,034         Nil           650,000 (2)          Nil
Chief Executive Officer,    2002   $61,805   $15,995         Nil           250,000 (3)          Nil
President and a Director    2001   $40,119   $40,119         Nil           150,000 (4)          Nil

(1) Daryl Pollock is paid in accordance with a consulting agreement between Olympic and DWP Consultants (described below). Mr. Pollock's other annual compensation relates to Mr. Pollock's non-cash compensation expense recognized during the period due to the repricing of Mr. Pollock's outstanding options to reflect an exercise price of $0.17 per share (see below).
(2)  Includes 250,000 stock options granted to Mr. Pollock during fiscal year
     2003, including 100,000 options granted on April 9, 2002, which vest ratably over 3 years and have an exercise price of $0.17 per share, and 150,000 options granted on February 7, 2003, which vest ratably over 5 years and have an exercise price of $0.20 per share. Also includes a total of 400,000 options granted to Mr. Pollock during fiscal years 2001 and 2002, which were amended on April 9, 2002, to reflect an exercise price of $0.17 per share. Olympic also changed the date of expiration for 200,000 of the repriced options to April 9, 2005, while the remaining 200,000 options expire on March 12, 2004. The repricing did not affect any other terms and conditions of the previously issued options. See (3) and (4) below.
(3) Includes 250,000 options granted to Mr. Pollock during fiscal year 2002, including 200,000 options granted on March 12, 2001, which vest ratably over 3 years and had an original exercise price of $0.33 per share, and 50,000 options granted on July 26, 2001, which vest ratably over 3 years and had an original exercise price of $0.30 per share. The above option grants were amended to reflect an exercise price of $0.17 per share on April 9, 2002. Olympic also changed the date of expiration of the repriced grant for 50,000 options from July 26, 2004 to April 9, 2005. See (2) above.
(4) Includes 150,000 options granted to Mr. Pollock on July 28, 2000, which vest ratably over 5 years and had an original exercise price of $0.30 per share. The above grants were amended to reflect an exercise price of $0.17 per share on April 9, 2002. Olympic also changed their date of expiration to April 9, 2005. See (2) above.

No long term incentive plan awards were made to any executive officer during the fiscal year ended February 28, 2003.



Option/SAR Grants in Last Fiscal Year
-------------------------------------

                  Number of       % of Total
                  Securities     Options/SARS                                 Market Price
    Name          Underlying      Granted to    Exercise or                     on Date
and Principal    Options/SARS    Employees in    Base Price                     of Grant
  Position         Granted       Fiscal Year       ($/Sh)     Expiration Date    ($/Sh) (4)
  --------         -------       -----------       ------     ---------------    ------

Daryl Pollock      150,000 (1)                     $0.17       April 9, 2005    $0.27/$0.15
President, CEO     200,000 (2)                     $0.17       March 12, 2004   $0.34/$0.15
and Director        50,000 (2)                     $0.17       April 9, 2005    $0.28/$0.15
                   100,000                         $0.17       April 9, 2005       $0.15
                   150,000                         $0.20       Feb 7, 2008         $0.15
                   -------

                   650,000         34.67% (3)
                   =======


(1) Stock option grant made to Mr. Pollock on July 28, 2000, vesting ratably over 5 years with an original exercise price of $0.30 per share. On April
     9, 2002, the stock option grant was amended to reflect an exercise price of $0.17 per share and an expiration date of April, 2005.
(2)  Stock option grants of 200,000 and 50,000 made to Mr. Pollock on March 12,
     2001 and July 26, 2001, respectively. The grants vest ratably over three years and had original exercise prices of $0.33 and $0.30 per share, respectively. The above option grants were amended to reflect an exercise price of $0.17 per share on April 9, 2002. The option grant for 50,000 shares was also amended to reflect an expiration date of April 9, 2005.
(3) The percentage shown here represents Mr. Pollock's share of all stock options issued or amended to reflect an exercise price of $0.17 per share during fiscal year 2003.
(4) If two prices are presented, the first price represents the market price on the original date of grant and the second represents the market price on April 9, 2002, the date the options were amended to reflect an exercise price of $0.17 per share.


Aggregated Option/SAR Exercises and Year-End Option/SAR Value Table
-------------------------------------------------------------------

                 Securities                                                      Value of Unexercised in the
                 Acquired on    Aggregate Value    Unexercised Options/SARs at       Money Options/SARs
     Name        Exercise (#)     Realized ($)             FY-End (#)                   at FY-End ($)
     ----        ------------     ------------             ----------                   -------------
Daryl Pollock       None              None            468,750 (Exercisable)                 None
President, CEO                                        181,250 (Unexercisable)
and Director

There were no formal arrangements under which our directors were compensated by us during the most recently completed fiscal year for their services solely as directors.

Existing Employment Contracts and Termination of Employment and
Change-in-Control Arrangements
---------------------------------------------------------------

In March 2001, Olympic entered into a five year consulting agreement with DWP
Consultants, a sole proprietorship beneficially owned by Mr. Pollock, the President, CEO and Director of Olympic, under which Mr. Pollock provides management services to Olympic in exchange for monthly compensation of $5,333 per month, subject to an annual escalation of 5%, plus certain guaranteed fringe benefits including a monthly car allowance and certain club membership dues to be paid by Olympic on Mr. Pollock's behalf. If Mr. Pollock's consultancy agreement is terminated without cause by Olympic or not renewed at the end of its five year term, Olympic is obligated to pay Mr. Pollock a termination fee equal to the remaining monthly compensation outstanding under the agreement plus three months of additional severance for each year served with Olympic after March 2001. Any termination fee due, however, shall not be less than 12 months or greater than 24 months of the monthly compensation required under the compensation agreement. Mr. Pollock also has the right, if terminated without cause, to elect to either extend the term of his outstanding stock options for a period of 1 year after termination, or to require Olympic to buy out any outstanding "in the money" options using a thirty day average market price of Olympic's publicly traded stock up to the date immediately preceding termination, less the exercise price of the underlying options acquired. Mr.
Pollock's consultancy agreement does not automatically terminate upon a change of control of Olympic.

Repricing of Stock Options Held by Mr. Pollock
----------------------------------------------

On April 9, 2002, the board of directors of Olympic approved the repricing of all unexpired stock options issued by Olympic prior to April 2002 to reflect an exercise price of $0.17 per share, including 400,000 stock options held by Mr.
Pollock (see summary compensation table above). The board adjusted the options to provide additional economic incentives to Olympic's officers and directors to enhance stockholder value.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS

The following table sets forth information as of the date of this annual report, with respect to our directors, named executive officers, and each person who is known by us to own beneficially, more than five percent (5%) of our common stock, and with respect to shares owned beneficially by all of our directors and executive officers as a group. The address for all of our directors and executive officers of Olympic is 525-999 W. Hastings Street, Vancouver, B.C.,
Canada, V6C 2W2.

As of the date of this Annual Report, there are 15,069,378 shares of common stock issued and outstanding.

Name and Address of                                   Amount and Nature of     Percent of
  Beneficial Owner                Position           Beneficial Ownership *   Common Stock *
  ----------------                --------           ----------------------   --------------

Daryl Pollock             Chief Executive Officer,       3,074,500 (1)           18.40%
                           President, and Director

John Pierce                 Chairman of the Board        1,397,000 (2)            8.82%

Patrick Forseille            Director and Chief            255,500 (3)            1.68%
                              Financial Officer

Kenneth Friedman                  Director                 100,000 (4)             .66%

Alex Montano                      Director                 150,000 (5)             .99%

Peter Jensen                   Former Director             222,500 (6)            1.66%

Mike Lathigee                  Former Director              50,000 (7)            0.33%

Bev Funston                  Corporate Secretary           105,000(8)             0.69%

Malcolm Bell               VP Corporate Relations          202,500(9)             1.33%

All current officers and
directors as a group (7              N/A                 5,557,000 (10)           30.4%
persons)


----------
o    Beneficial ownership of common stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days or acquires such securities with the purpose or effect of changing or influencing the control of Olympic.
(1)  Includes warrants to acquire 992,500 shares of common stock, and stock options to acquire 650,000 shares of common stock held by Mr. Pollock or otherwise deemed to be beneficially owned by Mr. Pollock due to Mr.
     Pollock's voting and investment power over such securities.
(2)  Includes warrants to acquire 327,500 shares of common stock, and stock options to acquire 350,000 shares of common stock or otherwise deemed to be beneficially owned due to voting and investment power over such securities.
(3)  Includes warrants to acquire 55,000 shares of common stock, and stock options to acquire 125,000 shares of common stock or otherwise deemed to be beneficially owned due to voting and investment power over such securities.
(4)  Includes stock options to acquire 100,000 shares of common stock or otherwise deemed to be beneficially owned due to voting and investment power over such securities.
(5)  Includes stock options to acquire 150,000 shares of common stock or otherwise deemed to be beneficially owned due to voting and investment power over such securities.
(6)  Includes warrants to acquire 102,500 shares of common stock, and stock options to acquire 75,000 shares of common stock or otherwise deemed to be beneficially owned due to voting and investment power over such securities.
(7)  Includes stock options to acquire 50,000 shares of common stock or otherwise deemed to be beneficially owned due to voting and investment power over such securities.
(8)  Includes warrants to acquire 10,000 shares of common stock, and stock options to acquire 85,000 shares of common stock or otherwise deemed to be beneficially owned due to voting and investment power over such securities.
(9)  Includes warrants to acquire 50,000 shares of common stock, and stock options to acquire 110,000 shares of common stock or otherwise deemed to be beneficially owned due to voting and investment power over such securities.
(10) Includes warrants to acquire 1,537,500 shares of common stock, and stock options to acquire 1,695,000 shares of common stock or otherwise deemed to be beneficially owned due to voting and investment power over such securities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

                                Number of Securities to be
                                  Issued upon Exercise of     Weighted-Average Exercise      Number of Securities
                                   Outstanding Options,         Price of Outstanding        Remaining Available for
        Plan Category               Warrants and Rights              Securities                 Future Issuance
        -------------               -------------------              ----------                 ---------------

  Equity Compensation Plans
 Approved by Security Holders (1)        1,875,000                      $0.18                       378,875

Equity Compensation Plans Not
 Approved by Security Holders               N/A                          N/A                          N/A



                                       23

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 2001, Olympic entered into a five year consulting agreement with DWP Consultants, a sole proprietorship beneficially owned by Mr. Pollock, the President, CEO and Director of Olympic, under which Mr. Pollock provides management services to Olympic in exchange for monthly compensation of $5,333 per month, subject to an annual escalation of 5%, plus certain other fringe benefits and discretionary bonus payments. Mr. Pollock received total payments of $77,800 and $80,236 under the consulting agreement in fiscal years 2002 and 2003, respectively. See "Item 10. Executive Compensation".

There are no other transactions between Olympic and its directors, officers, or other related parties during fiscal year 2003 which exceeded $60,000.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed as part of this Annual Report:

          3.1  Articles of Incorporation for Olympic Resources Ltd.

          3.2  Corporate Bylaws filed for Olympic Resources Ltd.

          10.1 Development Services Agreement between Olympic Resources Ltd. and DWP Consultants dated March 1, 2001.

          10.2 Stock Option Plan dated effective August 21, 2002.

          10.3 Financial Advisory Agreement between Olympic Resources Ltd. and C.K. Cooper & Company, Inc. dated October 18, 2002.

          10.4 Financial Advisor - Business Combination Agreement between Olympic Resources Ltd. and C.K. Cooper & Company, Inc. dated effective February 1, 2003.

          16   Letter on change in certifying accountant

          21   List of Subsidiaries of the Registrant

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

          99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

          99.3 HJ Gruy Consent

     (b)  Reports on Form 8-K:

          (i)  8-K Report filed on May 14, 2003 - Item 5. Other Events.

          (ii) 8-K Report filed on May 7, 2003 - Item 4. Change in Registrant's Certifying Accountant.

          (iii) 8-K Report filed on May 2, 2003 - Item 9. Regulation FD Disclosure.

          (iv) 8-K Report filed on April 7, 2003 - Item 9. Regulation FD Disclosure.

          (v) 8-K Report filed on March 24, 2003 - Item 9. Regulation FD Disclosure.

          (vi) 8-K Report filed on March 5, 2003 - Item 9. Regulation FD Disclosure.

          (vii) 8-K Report filed on February 18, 2003 - Item 7. Financial Statements and Exhibits.

          (viii) 8-K Report filed on January 22, 2003 - Item 5. Other Events.


Item 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" (defined in Rule 13a-14(c)) refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities and Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. Olympic's Chief Executive Officer and Chief Financial Officer, who also serves as the principal financial officer, have evaluated the effectiveness of Olympic's disclosure controls and procedures as of a date within 90 days before the filing of this annual report, and they concluded that, as of such date, Olympic's controls and procedures were effective.

CHANGE IN INTERNAL CONTROLS

Olympic maintains a system of internal accounting controls that are designed to provide reasonable assurance that its books and records accurately reflect its transactions and that established policies and procedures are followed. There were no significant changes to Olympic's internal controls or in other factors that could significantly affect its internal controls subsequent to such evaluation.

Item 15. Principal Accountant Fees and Services

Audit Fees

During the fiscal years ended February 28, 2002 and 2003, Olympic's principal accountants billed fees of approximately 9,000 and $20,000, respectively, for professional services rendered in connection with the audit of Olympic's annual and quarterly financial statements for the respective fiscal periods. Olympic's principal accountant did not bill any other audit related fees during the respective time periods.

Tax Fees

During the fiscal years ended February 28, 2002 and 2003, Olympic's principal accountant billed fees of 900 and $900, respectively, for professional services rendered in connection with tax compliance, consultation, and planning, including preparation of Federal and Canadian income tax returns for the respective periods.

All Other Fees

During the fiscal years ended February 28, 2002 and 2003, Olympic's principal accountant billed fees of approximately0 and $2,980, respectively, for professional services other than audit and tax services. These services were mainly for the review and revision to the tax commentary included in the Company's shareholder circular in relation to the Company's migration to the United States.


                                   SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               OLYMPIC RESOURCES LTD.

Dated:  June 26, 2003                          By: /s/ Daryl Pollock
                                               Daryl Pollock, President, CEO and
                                               Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daryl Pollock                              Dated: June 26, 2003
Daryl Pollock, President, CEO
and Director


/s/ Patrick Forseille                          Dated: June 26, 2003
Patrick Forseille, Chief Financial
Officer and Director


/s/ Alex Montano                               Dated: June 26, 2003
Alex Montano, Director


/s/ John Pierce                                Dated: June 26, 2003
John Pierce, Director


/s/ Kenneth Friedman                           Dated: June 26, 2003
Kenneth Friedman, Director

                                  CERTIFICATION

I, Daryl Pollock, certify that:

1. I have reviewed and read this annual report on Form 10-KSB of Olympic Resources Ltd.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of Olympic Resources Ltd. as of, and for, the periods presented in this Annual Report;

4. Olympic Resources Ltd.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Olympic Resources Ltd. and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Olympic Resources Ltd., including its subsidiary, is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of Olympic Resources Ltd.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Olympic Resources Ltd.'s other certifying officer and I have disclosed, based on our most recent evaluations to Olympic Resources Ltd.'s auditor and the audit committee of Olympic Resources Ltd.'s board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Olympic Resources Ltd.'s ability to record, process, summarize and report financial data and have identified for Olympic Resources Ltd.'s auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in Olympic Resources Ltd.'s internal controls; and

6. Olympic Resources Ltd.'s other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: June 26, 2003                           /s/ Daryl Pollock
                                               Daryl Pollock, President, CEO and
                                               Director

                                  CERTIFICATION

I, Patrick Forseille, certify that:

1. I have reviewed and read this annual report on Form 10-KSB of Olympic Resources Ltd.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of Olympic Resources Ltd. as of, and for, the periods presented in this Annual Report;

4. Olympic Resources Ltd.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Olympic Resources Ltd. and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Olympic Resources Ltd., including its subsidiary, is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of Olympic Resources Ltd.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Olympic Resources Ltd.'s other certifying officer and I have disclosed, based on our most recent evaluations to Olympic Resources Ltd.'s auditor and the audit committee of Olympic Resources Ltd.'s board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Olympic Resources Ltd.'s ability to record, process, summarize and report financial data and have identified for Olympic Resources Ltd.'s auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in Olympic Resources Ltd.'s internal controls; and

6. Olympic Resources Ltd.'s other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: June 26, 2003                          /s/ Patrick Forseille
                                              Patrick Forseille, Chief Financial
                                              Officer and Director

                             OLYMPIC RESOURCES LTD.

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars)


                     YEARS ENDED FEBRUARY 28, 2003 AND 2002

OLYMPIC RESOURCES LTD.

================================================================================


INDEX

                                                                           Page
                                                                           ----

       Number

Reports of Independent Public Accountants                                   F-2

Consolidated Balance Sheets - February 28, 2003 and 2002                    F-3

Consolidated Statements of Operations - Years ended
  February 28, 2003 and 2002                                                F-4

Consolidated Statements of Stockholders' Equity - Years ended
  February 28, 2003 and 2002                                                F-5

Consolidated Statements of Cash Flows - Years ended
   February 28, 2003 and 2002                                               F-6

Notes to Consolidated Financial Statements                              F-7-F-20

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------


To the Stockholders
Olympic Resources Ltd.


We have audited the accompanying consolidated balance sheet of OLYMPIC RESOURCES LTD. AND SUBSIDIARY as of February 28, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position as of February 28, 2003, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                            /s/  JH Cohn
                                            ----------------------------------
                                                 JH Cohn



                                                           San Diego, California
                                                                    May 23, 2003

--------------------------------------------------------------------------------
 DAVIDSON & COMPANY

   Chartered Accountants             A Partnership of Incorporated Professionals
--------------------------------------------------------------------------------






                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and the Board of Directors of Olympic Resources Ltd.




We have audited the accompanying consolidated balance sheet of Olympic Resources Ltd. as at February 28, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at February 28, 2002 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.



                                                   /s/ "DAVIDSON & COMPANY"
                                                   ------------------------
                                                        DAVIDSON & COMPANY


Vancouver, Canada                                          Chartered Accountants

April 26, 2002


                          A Member of SC INTERNATIONAL
                          ----------------------------

 1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver,
                              BC, Canada, V7Y 1G6
                   Telephone (604) 687-0947 Fax (604) 687-6172


OLYMPIC RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
AS OF FEBRUARY 28

===========================================================================================

                                                                     2003           2002
                                                                 -----------    -----------
ASSETS

Current
    Cash and cash equivalents                                    $   612,050    $   290,408
    Marketable securities (Note 3)                                    60,017         91,946
    Accounts receivable                                              372,547         13,450
    Prepaid expenses                                                   3,294          3,043
                                                                 -----------    -----------
    Total current assets                                           1,047,908        398,847

Marketable securities (Note 3)                                        64,292        683,400
Capital assets (Note 4)                                                6,793          8,327
Deferred charges                                                      83,548
Oil and gas properties, full cost method (Note 5)
     Properties being amortized                                      553,239           --
     Properties not subject to amortization                             --          840,382
                                                                 -----------    -----------

Total assets                                                     $ 1,755,780    $ 1,930,956
                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
    Accounts payable and accrued liabilities                     $   224,131    $   138,221
    Accounts payable and accrued liabilities - related parties        11,939         24,851
                                                                 -----------    -----------
    Total liabilities                                                236,070        163,072
                                                                 -----------    -----------

Commitments and contingencies (Note 12)

Stockholders' equity
    Capital stock (Note 6)
       Authorized
         100,000,000 common shares without par value
         1,000,000 preference shares without par value
       Issued and outstanding
         15,069,378 common shares (2002 - 13,694,378)                 15,069         13,694
    Additional paid-in capital                                     7,722,693      7,490,872
    Accumulated other comprehensive income (loss)                   (144,713)       135,639
    Cumulative translation adjustment                               (477,910)      (477,910)
    Accumulated deficit                                           (5,595,429)    (5,394,411)
                                                                 -----------    -----------
    Total stockholders' equity                                     1,519,710      1,767,884
                                                                 -----------    -----------

Total liabilities and stockholders' equity                       $ 1,755,780    $ 1,930,956
                                                                 ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.


OLYMPIC RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)
YEARS ENDED FEBRUARY 28

======================================================================================================

                                                                              2003            2002
                                                                          ------------    ------------

GAS REVENUE                                                               $    704,026    $     92,596
                                                                          ------------    ------------

DIRECT EXPENSES
    Operating costs                                                             29,456           1,004
     Depletion                                                                 366,822           5,886
                                                                          ------------    ------------

    Total direct expenses                                                      396,278           6,890
                                                                          ------------    ------------

GROSS PROFIT                                                                   307,748          85,706
                                                                          ------------    ------------

EXPENSES
    General and administrative (Note 7)                                        326,509         253,540
    General and administrative - related parties (Note 7)                      114,198         129,364
                                                                          ------------    ------------

    Total expenses                                                             440,707         382,904
                                                                          ------------    ------------

Loss before other income (expense)                                            (132,959)       (297,198)
                                                                          ------------    ------------

OTHER INCOME (EXPENSE)
    Foreign exchange gain                                                       98,520            --
    Gain (loss) on sale of marketable securities - trading (Note 3)                108            (939)
    Loss on sale of marketable securities - available-for-sale (Note 3)       (210,778)           --
    Other income                                                                 6,940          40,501
    Recovery of rental expense                                                  12,347           9,475
    Recovery of tax credits                                                     30,412            --
    Unrealized gain (loss) on marketable securities - trading (Note 3)          (5,608)            120
    Write-off of oil and gas properties                                           --        (1,114,325)
                                                                          ------------    ------------

    Total other income (expense), net                                          (68,059)     (1,065,168)
                                                                          ------------    ------------

Net loss                                                                  $   (201,018)   $ (1,362,366)
                                                                          ============    ============


Basic and diluted loss per share                                          $      (0.01)   $      (0.11)
                                                                          ============    ============

Weighted average number of common shares outstanding                        14,587,666      12,834,310
                                                                          ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


OLYMPIC RESOURCES LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in United States dollars)

===============================================================================================================================


                                   Common Stock                           Other
                             -------------------------    Additional  Comprehensive    Cumulative
                               Number of     Amount        Paid-in        Income      Translation
                                Shares                     Capital        (Loss)       Adjustment       Deficit         Total
                             -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance, February 28, 2001    12,214,378   $    12,214   $ 7,119,664   $      --      $  (330,943)   $(4,032,045)   $ 2,768,890

  Private placement            1,250,000         1,250       318,654          --             --             --          319,904

  Exercise of options            230,000           230        52,554          --             --             --           52,784

  Unrealized gain on
     available-                     --            --            --         135,639           --             --          135,639
     for-sale securities

  Cumulative translation
     Adjustment                     --            --            --            --         (146,967)          --         (146,967)

  Net loss                          --            --            --            --             --       (1,362,366)    (1,362,366)
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance, February 28, 2002    13,694,378        13,694     7,490,872       135,639       (477,910)    (5,394,411)     1,767,884

  Private placement            1,200,000         1,200       191,214          --             --            --           192,414

  Shares issued for debt         175,000           175        37,666          --             --            --            37,841

  Unrealized loss on
     available-                     --            --            --        (280,352)          --             --         (280,352)
     for-sale securities

  Consulting fees paid
     by                             --            --           2,941          --             --             --            2,941
     stock options

  Net loss                          --            --            --            --             --         (201,018)      (201,018)
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance, February 28, 2003    15,069,378   $    15,069   $ 7,722,693   $  (144,713)   $  (477,910)   $(5,595,429)   $ 1,519,710
                             ===========   ===========   ===========    ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.



OLYMPIC RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
YEARS ENDED FEBRUARY 28

=======================================================================================================

                                                                                2003           2002
                                                                             -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                 $  (201,018)   $(1,362,366)
    Adjustments to reconcile net lost to net cash provided by (used in)
    operating activities
       Depreciation                                                                2,934          2,212
       Consulting fees paid by stock options                                       2,941           --
       Depletion                                                                 366,822          5,886
       (Gain) loss on sale of marketable securities - trading                       (108)           939
       Loss on sale of marketable securities - available-for-sale                210,778           --
       Unrealized (gain) loss on marketable securities - trading                   5,608           (120)
       Write-off of accounts payable                                                (932)          --
       Write-off of oil and gas properties                                          --        1,114,325
    Changes in operating assets and liabilities
       (Increase) decrease in accounts receivable and other current assets      (359,348)        72,165
       Increase in accounts payable and accrued liabilities                      111,771         62,642
       Decrease in exploration deposits                                             --          (38,818)
                                                                             -----------    -----------

    Net cash provided by (used in) operating activities                          139,448       (143,135)
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of capital stock                                                    192,414        372,688
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Deferred charges expenditures                                                (83,548)          --
    Oil and gas property expenditures, net of recoveries                         (79,679)    (1,080,677)
    Proceeds from sale of trading securities                                      46,609        255,928
    Proceeds from sale of available-for-sale securities                          127,978           --
    Purchase of capital assets                                                    (1,400)        (5,118)
    Purchase of trading securities                                               (20,180)          --
                                                                             -----------    -----------

    Net cash provided by (used in) investing activities                          (10,220)      (829,867)
                                                                             -----------    -----------

Effect of exchange rate changes on cash and cash equivalents                        --          (49,469)
                                                                             -----------    -----------


Change in cash and cash equivalents during the year                              321,642       (649,783)

Cash and cash equivalents, beginning of year                                     290,408        940,191
                                                                             -----------    -----------

Cash and cash equivalents, end of year                                       $   612,050    $   290,408
                                                                             ===========    ===========


Supplemental disclosures with respect to cash flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                   F-7

OLYMPIC RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
FEBRUARY 28, 2003

================================================================================

1.   CORPORATE ORGANIZATION AND NATURE OF OPERATIONS

     Olympic Resources Ltd, a Wyoming corporation, is an independent oil and gas exploration and production company, engaged in the acquisition, exploration and development of oil and gas properties in the continental United States. Olympic Resources Ltd. currently owns non-operating working interests in oil and gas properties located in California and Pennsylvania through its wholly-owned subsidiary, Olympic Resources (Arizona) Ltd., an Arizona corporation, Olympic and its only corporate subsidiary are collectively referred to as "Olympic" or as "the Company."

     The Company's business strategy is to acquire and develop additional exploration projects, as well as to continue exploration and development activities on existing oil and gas properties. Olympic's goal is to achieve risk diversification through the acquisition of various domestic oil and gas property interests, either directly or through joint ventures with other exploration companies.

     Olympic was originally incorporated in the Province of British Columbia in 1986, under the name Global Data Systems Corp, a Canadian corporation. Global Data Systems was later renamed Comtron Enterprises Inc. in November 1989. In October 1993, Comtron Enterprises changed its name to Olympic Resources Ltd.

     In January 2003, Olympic reincorporated into the State of Wyoming from the Province of British Columbia, Canada, as the Company's principal activities are carried on in the U.S. and reincorporation as a U.S. company provides various U.S. tax benefits in the event Olympic was to enter into a future business combination or merger with another U.S. corporation. No such reorganization was proposed at the time of the reincorporation, however.

     In April 2003, Olympic executed a letter of intent with Whittier Energy Company, a Nevada corporation engaged in the exploration and production of domestic oil and gas properties, regarding a potential merger of Whittier into Olympic. The proposed transaction as stipulated in the letter of intent, subject to further negotiation, would be a tax free exchange of all of Whittier's common stock for approximately 81.5% of Olympic's authorized and outstanding common and preferred stock of the combined entity. For accounting proposes Olympic is the acquirer and the transaction is subject to purchase accounting. The merger is subject to a number of conditions precedent, including, but not limited to, the negotiation and execution of a definitive agreement with Whittier, obtaining shareholder approval from Whittier's shareholders, and completion of standard corporate due diligence by both parties. The closing of the proposed transaction contemplated in the letter of intent shall occur as soon as practicable, but in any event, no later than July 30, 2003.

     In March 2003, the Company formed Olympic Energy Partners 2003-I L.P., a wholly owned partnership organized in the State of Delaware in order to raise capital to help fund the Company's drilling and development program for fiscal year 2004, The Company does not anticipate selling any partnership units prior to completion of the proposed merger with Whittier.

2.   SIGNIFICANT ACCOUNTING POLICIES

     These accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Due to the Company's reincorporation into the State of Wyoming from the Province of British Columbia, Canada in January 2003, the Company's financial statements for prior periods have been restated from accounting principles generally accepted in Canada to reflect accounting principles generally accepted in the United States, The significant accounting policies adopted by the Company are as follows:

OLYMPIC RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
FEBRUARY 28, 2003

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

     Basis of consolidation

     These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Olympic Resources (Arizona) Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.

     Use of estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Cash and cash equivalents

     The Company considers cash held at banks and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. At February 28, 2003 and 2002, cash and cash equivalents consisted of cash held at banks.

     Marketable securities

     The Company's marketable securities consist of trading and available-for-sale securities. Investments classified as trading securities are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. Investments classified as available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity.

     Allowance for doubtful accounts

     The Company establishes an allowance for doubtful accounts on a specific account basis.

     Capital assets

     Capital assets, consisting of computer equipment and office furniture, are recorded at cost less accumulated depreciation. Depreciation is provided for at 30% and 20%, respectively, on a declining-balance basis.

     Deferred charges

     Costs directly identifiable with the raising of capital are charged against the related capital stock. Costs related to shares not yet issued are recorded as deferred financing costs. These costs are deferred until the issuance of the shares to which the costs relate, at which time the costs will be charged against the related capital stock or charged to operations if the shares are not issued. As at February 28, 2003, deferred charges consist primarily of corporate finance fees, legal fees and sponsorship fees.

OLYMPIC RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
FEBRUARY 28, 2003

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

     Oil and gas properties

     The Company follows the full cost method of accounting for oil and natural gas operations, whereby all costs of exploring for and developing oil and natural gas reserves are capitalized and accumulated in cost centers on a country-by-country basis. Costs include land acquisition costs, geological and geophysical charges, carrying charges on non-productive properties and costs of drilling both productive and non-productive wells. General and administrative costs are not capitalized other than to the extent of the Company's working interest in operated capital expenditure programs on which operator's fees have been charged equivalent to standard industry operating agreements.

     The costs in each cost center, including the costs of well equipment, are depleted and amortized using the units-of-production method based on the estimated proved reserves before royalties. Natural gas reserves and production are converted to equivalent barrels of crude oil based on relative energy content. The costs of acquiring and evaluating significant unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion.

     The capitalized costs less accumulated depletion and amortization in each cost center are limited to an amount equal to the estimated future net revenue from proved reserves (based on prices and costs at the balance sheet date) plus the cost (net of impairments) of unproved properties. The total capitalized costs less accumulated depletion and amortization, site restoration provision and future income taxes of all cost centers is further limited to an amount equal to the future net revenue from proved reserves plus the cost (net of impairments) of unproved properties of all cost centres less estimated future site restoration costs, general and administrative expenses, financing costs and income taxes. The Company must use year end oil and gas prices in arriving at future net revenues from oil and gas properties and these future net revenues are discounted at 10%.

     Proceeds from the sale of oil and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would significantly alter the rate of depletion and amortization.

     Estimated future site restoration and abandonment costs, net of expected recoveries, are provided over the life of the proved reserves using the unit-of-production method. Costs are estimated each year by management based on current regulations, costs, technology and industry standards.

     Certain of the Company's exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company's proportionate interest in such activities.

     The amounts shown for oil and natural gas properties represent costs incurred to date and are not intended to reflect present or future values.

OLYMPIC RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
FEBRUARY 28, 2003

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

     Revenue recognition

     Revenue from oil and gas operations is recognized in the accounts when oil and natural gas are shipped, title passes and collection of the sale is reasonably assured.

     Foreign exchange

     For the year ended February 28, 2003, the functional currency of the Company, and its wholly-owned subsidiary, is the United States dollar. Balances and transactions in foreign currencies are remeasured to United States dollars using historical or period-end rates of exchange for assets and liabilities and average rates during the period for most revenues and expenses. Remeasurement gains and losses and net gains and losses from foreign currency transactions are included in the consolidated statements of operations.

     For the year ended February 28, 2002, the functional currencies of Olympic Resources Ltd and its wholly-owned U.S. subsidiary, were the Canadian dollar and the United States dollar, respectively, Balances and transactions in foreign currencies were translated to United States dollars using period-end rates of exchange for assets and liabilities and average rates during the period for revenues and expenses. Translation gains and losses were accumulated as a separate component of stockholders' equity. Net gains and losses from foreign currency transactions were included in the consolidated statements of operations.

     Income taxes

     A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefits) result from the net change during the period in deferred tax assets and liabilities.

     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Loss per share

     Basic loss per share is computed by dividing the net loss for the period attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Diluted loss per share is not presented separately from loss per share as the conversion of outstanding stock options and warrants into common shares would be anti-dilutive. At February 28, 2003 and 2002, the total number of potentially dilutive shares excluded from loss per share is 4,325,000 and 2,400,000 respectively.

     The weighted average number of common shares outstanding excludes any shares that remain in escrow but may be earned out based on the Company incurring a certain amount of exploration and development expenditures. The weighted average number of shares outstanding for the years ended February 28, 2003 and 2002 were 14,587,666 and 12,834,310 respectively.


OLYMPIC RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
FEBRUARY 28, 2003

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

     Stock-based compensation

     Statements of Financial Accounting Standards No. 123, "Accounting for
     Stock-Based Compensation" ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

     The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the consensus in Emerging
     Issues Task Force No. 96-18, "Accounting for Equity Instruments that are
     Issued to Other Than Employees for Acquiring or in Conjunction with
     Selling, Goods or Services".

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS
     123 to stock-based employee compensation:

                                                                                        2003           2002
                                                                                     -----------    -----------
     Net loss, as reported                                                           $  (201,018)   $(1,362,366)

     Add: Total stock-based  employee  compensation  expense included in net loss,
         as reported determined under APB 25, net of related tax effects                    --             --

     Deduct:  Total stock-based  employee  compensation  expense  determined under
         the fair value based method for all awards, net of related tax effects          (50,067)       (95,240)
                                                                                     -----------    -----------

     Pro-forma net loss                                                              $  (251,085)   $(1,457,606)
                                                                                     ===========    ===========

     Basic and diluted loss per share, as reported                                   $     (0.01)   $     (0.11)
                                                                                     ===========    ===========

     Basic and diluted loss per share, pro-forma                                     $     (0.02)   $     (0.11)
                                                                                     ===========    ===========

     Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities, and accounts payable and accrued liabilities - related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

     Comparative figures

     Certain comparative figures have been reclassified to conform to the current year's presentation.

                                                                            F-12

OLYMPIC RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
FEBRUARY 28, 2003

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

     New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate the impact of the future adoption of SFAS 143, if any, will be material to the Company's financial results.

3.   MARKETABLE SECURITIES

                                                               Gross
                                                          Unrealized     Market
                                                   Cost         Loss      Value
                                            -----------   ----------   --------
     2003

     Trading securities                     $    65,625   $   (5,608)  $ 60,017
                                            ===========   ==========   ========


     Available-for-sale securities          $   209,005   $ (144,713)  $ 64,292
                                            ===========   ==========   ========


                                                               Gross
                                                          Unrealized     Market
                                                   Cost         Gain      Value
                                            -----------   ----------   --------

     2002

     Trading securities                     $    91,826   $      120   $ 91,946
                                            ===========   ==========   ========

     Available-for-sale securities          $   547,761   $  135,639   $683,400
                                            ===========   ==========   ========

     Trading securities

     During the year ended February 28, 2003, the Company sold trading securities for proceeds of $46,609 (2002 - $255,928), resulting in a gain of $108 (2002 - loss of $939), and purchased trading securities of $20,180 (2002 - $Nil). As at February 28, 2003, trading securities consist of money market and income funds.


OLYMPIC RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
FEBRUARY 28, 2003

================================================================================

3.   MARKETABLE SECURITIES (cont'd...)

     Available-for-sale securities

     During the year ended February 28, 2003, the Company sold $383,300 (2002 -
     Nil) common shares of MIV Therapeutics Inc. ("MIV") for proceeds of $127,978 (2002 - $Nil), resulting in a loss of $210,778 (2002 - $Nil). As at February 28, 2003, available-for-sale securities consists of 216,700 common shares of MIV and 600,000 warrants to purchase 600,000 common shares, exercisable at $1.50 until April 30, 2003 (expired unexercised).

4.   CAPITAL ASSETS

                                         2003                                               2002
                         ----------------------------------------------     ----------------------------------------------
                                           Accumulated        Net Book                        Accumulated        Net Book
                                   Cost   Depreciation           Value               Cost    Depreciation           Value
                         -------------- --------------- ---------------     -------------- --------------- ---------------
     Computer
       equipment         $       13,015 $       10,095  $        2,920      $       12,024 $        8,170  $        3,854
     Office
       furniture                  5,379          1,506           3,873               4,970            497           4,473
                         -------------- --------------  --------------      -------------- --------------  --------------

                         $       18,394 $       11,601  $        6,793      $       16,994 $        8,667  $        8,327
                         ============== =============== ===============     ============== =============== ===============

     The Company recognized depreciation expense of $2,934 and $2,212, during the fiscal years ended February 28, 2003 and 2002, respectively. See Note 7.

5.   OIL AND GAS PROPERTIES

     All of the Company's oil and gas properties are located in the United States. The Company has capitalized all direct costs associated with the acquisition, exploration, and development of its oil and gas properties. These costs include geological and geophysical expenditures, license acquisition costs, tangible and intangible drilling costs, production facilities, pipelines and related equipment, access roads, gathering systems, management fees related to the salary costs of individuals directly associated with exploration and development activities, and related interest costs associated with unproved properties. Overhead and general and administrative costs have been expensed as incurred.

     The Company calculates depreciation, depletion, and amortization of oil and gas properties using the units-of-production method. The provision is computed by multiplying the unamortized costs of proved oil and gas properties by a production rate calculated by dividing the physical units of oil and gas produced during the relevant period by the total estimated proved reserves. The unamortized costs of proved oil and gas properties includes all capitalized costs net of accumulated amortization, estimated future costs to develop proved reserves, and estimated dismantlement and abandonment costs.

     The Company recognized total depletion expense of $5,886 and $366,822 for the years ended February 28, 2002 and 2003, respectively.

OLYMPIC RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
FEBRUARY 28, 2003

================================================================================

5.   OIL AND GAS PROPERTIES (cont'd...)

     The composition of Oil and Gas Properties is as follows:

                                                     February 28,   February 28,
                     Description                         2003          2002
                     -----------                     -----------    -----------

              Acquisition costs                      $    15,936    $   108,677
              Exploration and appraisal costs            817,410      1,759,316
              Development cost                            92,600         92,600
                                                     -----------    -----------

               Total oil and gas properties at cost  $   925,946    $ 1,960,593
                                                     ===========    ===========

              Total costs not subject to
                amortization                         $      --      $   840,382
                                                     ===========    ===========

              Total costs subject to amortization    $   925,947    $ 1,120,211

              Impairment of evaluated oil and gas
                properties                                           (1,114,325)
              Accumulated depletion                     (372,707)        (5,886)
                                                     -----------    -----------
      Net properties subject to amortization         $   553,239    $      --
                                                     ===========    ===========


     The full cost ceiling test results as of February 28, 2003 and February 28, 2002, support the carrying amount of the assets disclosed above as of the end of each respective fiscal year. During fiscal year 2002, however, the Company determined that certain oil and gas properties held by the Company were not commercially viable. Therefore, the related capitalized costs were reclassified as costs subject to amortization and fully depleted during the period. The Company recorded the additional amortization of $1,114,325 as a write-down of oil and gas properties.

6.   CAPITAL STOCK

     Common Stock Offerings and Issuances of Common Stock Warrants

     On June 17, 2002, the Company sold 1,200,000 shares of the Company's common stock to various officers, directors, and consultants to the Company and to other non-related parties at a price of $0.16 per share for total cash proceeds of $192,414. In connection with the sale, the Company granted each purchaser a two year non-transferable warrant representing the equivalent number of underlying shares of common stock acquired. Each warrant is exercisable at a price of $0.22 per share and expires on June 17, 2004.

     On October 9, 2002, the Company issued 100,000 shares of common stock to settle accounts payable of $18,600.

     On December 12, 2002, the Company issued 75,000 shares of common stock to settle accounts payable of $19,241.

     On September 29, 2001, the Company sold 1,250,000 shares of common stock to various officers, directors, and consultants to the Company and to other non-related parties at a purchase price of $0.26 per share for total gross proceeds of $319,904. In connection with the sale of common stock, the Company granted each purchaser a two-year non-transferable common stock warrant representing the equivalent number of underlying shares of common stock acquired.

OLYMPIC RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
FEBRUARY 28, 2003

================================================================================

6.   CAPITAL STOCK (cont'd...)

     As of February 28, 2003, the following share purchase warrants are outstanding:

            Number      Exercise
         of Shares         Price       Expiration Date
         ----------     --------     -----------------

         1,250,000          0.40      October 16, 2003
         1,200,000          0.22         June 17, 2004
         ==========     ========     =================

     Stock options

     The Company has a stock option plan in place under which it is authorized to grant options to executive officers and directors, employees and consultants to acquire up to 20% of issued and outstanding common stock. Under the plan, the exercise price of each option equals or exceeds the market price of the Company's stock on the date of grant. The options can be granted for a maximum term of 5 years. At the date of grant, 12.5% of the options vest immediately, while the remaining options vest in increments of 12.5% every three months thereafter.

     On April 9, 2002, the Company granted to various officers and directors of the Company, 495,000 options to purchase the Company's common stock at an exercise price of $0.17 per share, of which 100,000 options were subsequently cancelled. The options expire on April 9, 2005.

     On April 9, 2002, the Company approved the repricing of 880,000 options to acquire the Company's common stock held by various officers and directors to reflect an exercise price of $0.17 per share. The Company's stock price on the date of the repricing was below the amended exercise price of the options and therefore, the Company did not recognize any additional compensation expense in relation to options held by the Company's officers and directors.

     On February 7, 2003, the Company granted to various officers, directors, and consultants of the Company, 600,000 options to purchase the Company's common stock at an exercise price of $0.20 per share. The options expire on February 7, 2008.

     The Company recorded compensation expense totaling $2,941 relating to options granted to a consultant to the Company. The total fair market value of all options granted and repriced during the year ended February 28, 2003, in accordance with SFAS 123, was $159,442.

     During year ended February 28, 2002, various employees and directors of the Company exercised 230,000 options to purchase the Company's common stock at an exercise price of $0.23 per share, generating total proceeds of $52,784.

OLYMPIC RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
FEBRUARY 28, 2003

================================================================================

6.   CAPITAL STOCK (cont'd...)

     Stock options (cont'd...)

     The following is a summary of the stock option activity during the year ended February 28, 2003:
                                                        Weighted
                                                         Average
                                                          Number      Exercise
                                                      of Options         Price
                                                      ----------    ----------

     Balance, February 28, 2001                          935,000    $     0.26
         Options granted                                 575,000          0.31
         Options cancelled/expired                      (130,000)         0.34
         Options exercised                              (230,000)         0.23
                                                      ----------

     Balance, February 28, 2002                        1,150,000          0.27
         Options granted                               1,095,000          0.18
         Options cancelled on repricing                 (880,000)         0.30
         Options re-issued on repricing                  880,000          0.16
         Options cancelled/expired                      (370,000)         0.22
         Options exercised                                  --           --
                                                      ----------

     Balance, February 28, 2003                        1,875,000    $     0.18
                                                      ==========    ==========

     Weighted average fair value of options
        granted during the year                                     $     0.10
                                                                    ==========

     As at February 28, 2003, the following stock options were outstanding enabling the holders to acquire the following number of common shares:

          Number           Exercise
        of Shares           Price             Expiry Date
        ---------     ----------------     ----------------
          350,000     $ 0.17(Cdn.$0.25)    March 12, 2004
          195,000       0.17(Cdn.$0.25)    July 26, 2004
          600,000       0.20(Cdn.$0.25)    February 7, 2008
          730,000       0.17(Cdn.$0.25)    April 9, 2005
        =========     ================     ================


OLYMPIC RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
FEBRUARY 28, 2003

================================================================================

6.   CAPITAL STOCK (cont'd...)

     Stock options (cont'd...)

     The following is a summary of the status of options outstanding as at February 28, 2003:

                                   Outstanding Options              Exercisable Options
                           -----------------------------------      --------------------
                                          Weighted
                                           Average   Weighted                   Weighted
                                         Remaining    Average                    Average
                                       Contractual   Exercise                   Exercise
     Exercise Prices          Number   Life (Years)      Price        Number       Price
                           ----------- ------------ ----------     ----------  ---------
     $   0.17               1,275,000          1.68  $    0.17      1,127,500  $    0.17
         0.20                 600,000          4.95       0.20         75,000       0.20
     ========              =========== ============ ==========     ==========  =========


     The Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following weighted average assumptions:

                                                          2003            2002
                                                      ---------       ---------

     Risk-free interest rate                            4.37%            4.93%
     Expected life                                    4.1 years       3.0 years
     Expected volatility                              100.46%           88.34%
     Expected dividends                                   --               --
                                                      =========       =========


7.   GENERAL AND ADMINISTRATIVE

                                                          2003            2002
                                                        --------        --------

     Consulting fees (Note 9)                           $ 34,529        $ 20,474
     Depreciation                                          2,118           2,212
     Interest and bank charges                             4,504           1,256
     Investor relations (Note 9)                           1,924          20,314
     Management fees (Note 9)                             80,237          77,417
     Office, rent and administration                     129,301         145,659
     Professional fees (Note 9)                           91,435          74,857
     Regulatory and transfer agent fees                   11,837           7,246
     Stockholder communications                           52,545          24,239
     Travel                                               32,277           9,230
                                                        --------        --------

                                                        $440,707        $382,904
                                                        ========        ========

                                                                            F-18

OLYMPIC RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
FEBRUARY 28, 2003

================================================================================

7.   GENERAL AND ADMINISTRATIVE (cont'd...)

     General and administrative costs paid to related parties are fully described in Note 9, Related Party Transactions.

8.   INCOME TAXES

     A reconciliation of current income taxes at statutory rates with the reported income taxes is as follows:

                                                              2003         2002
                                                         ---------    ---------

      Income taxes (recovery) at statutory rates         $ (79,603)    (607,669)
      Increase (decrease) in income taxes resulting from:
        Non-deductible items                               231,746        4,031
        Deductible share issue costs                          --        (25,153)
        Oil and gas properties written-off                    --        496,989
        Recovery of tax credits                            (12,043)        --
        Non-capital losses of other years                 (140,100)        --
        Non-capital losses not recognized                     --        131,802
                                                         ---------    ---------

      Total income taxes                                 $    --      $    --
                                                         =========    =========

     The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:



                                                         2003            2002
                                                      -----------   -----------

      Future income tax assets:
        Capital assets                                $     4,362   $     3,695
        Oil and gas properties                          1,210,483     1,089,518
        Non-capital losses available for
          future periods                                  235,390       331,821
        Capital losses available for future periods         9,398         9,608
                                                      -----------   -----------

                                                        1,459,633     1,434,642
      Valuation allowance                              (1,459,633)   (1,434,642)
                                                      -----------   -----------

      Net future income tax assets                    $      --      $      --
                                                      ===========    ===========

     The Company has incurred operating losses of approximately $509,566 which, if unutilized, will expire through 2010. Subject to certain restrictions, the Company also has capital losses and resource exploration expenditures available to reduce taxable income of future years.

     The Company has provided a valuation allowance against its deferred tax assets given that it is in the exploration stage and it is more likely than not that these benefits will not be realized.

OLYMPIC RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
FEBRUARY 28, 2003

================================================================================

9.   RELATED PARTY TRANSACTIONS

     The Company entered into the following transactions with related parties in the Company's ordinary course of business:

     a) Paid or accrued management fees of $80,237 (2002 - $77,417) to a company controlled by a director.

     b) Paid or accrued fees for accounting services totaling $27,227 (2002 - $25,231) to a company controlled by a director.

     c) Paid or accrued fees for investor relations services totaling $Nil (2002 - $20,315) to a director of the Company.

     d) Paid or accrued consulting fees totaling $6,734 (2002 - $6,399) to a director of the Company.


10.  SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

                                                   2003                2002
                                              --------------      --------------

     Cash paid for income taxes               $         --        $         --
                                              ==============      ==============

     Cash paid for interest expenses          $         --        $         --
                                              ==============      ==============

     The significant non-cash transaction for the year ended February 28, 2003 was the issuance of 175,000 shares of common stock in exchange for the settlement of accounts payable of $37,841.

     There were no significant non-cash transactions during the year ended February 28, 2002.

11.  COMMITMENTS AND CONTINGENCIES

     The Company has the following commitments as at February 28, 2003:

     a)   The Company's lease for office premises is on a monthly basis.

     b) The Company has entered into a management services agreement with the President of the Company. Minimum future annual aggregate payments for the remaining terms of the management services agreement are as follows:

                2004                     $        82,709(Cdn.$122,988)
                2005                              86,841(Cdn.$129,141)
                2006                              91,187(Cdn.$135,604)
                                         ----------------------------

                                         $       260,737(Cdn.$387,733)
                                         ============================

OLYMPIC RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
FEBRUARY 28, 2003

================================================================================

12.  SUBSEQUENT EVENTS

     In April 2003, Olympic executed a letter of intent with Whitter Energy Company, a Nevada corporation engaged in the exploration and production of domestic oil and gas properties, regarding a potential merger of Whittier into Olympic. The proposed transaction stipulated in the letter of intent, subject to further negotiation, would be a tax free exchange of all of Whittier's common stock for approximately 81.5% of Olympic's authorized and outstanding common and preferred stock of the combined entity. The merger is subject to a number of conditions precedent, including, but not limited to, the negotiation and execution of a definitive agreement with Whittier, obtaining shareholder approval from Whittier's shareholders, and completion of standard corporate due diligence by both parties. The closing of the proposed transaction contemplated in the letter of intent shall occur as soon as practicable, but in any event, no later than July 30, 2003.

     On April 30, 2003, the Company's warrants to purchase shares of common stock of MIV Therapeutics, Inc. were extended to April 30, 2004 at a purchase price of $0.75 per share.

OLYMPIC RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
FEBRUARY 28, 2003

================================================================================

13.  SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)

     The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the SEC and Statement of Financial Accounting Standards ("SFAS") No. 69, Disclosures About Oil and Gas Producing Activities.

     The following estimates of reserve quantities and related standardized measure of discounted net cash flows are estimates only, and are not intended to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than producing oil and gas properties. Additionally, the price of oil has been very volatile and downward changes in prices can significantly affect quantities that are economically recoverable. Accordingly, these estimates are expected to change as future information becomes available and these changes may be significant.

     Proved reserves are estimated reserves of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods.

     The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses. The estimated future net cash flows are then discounted using a rate of 10% a year to reflect the estimated timing of the future cash flows.


OLYMPIC RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
FEBRUARY 28, 2003

================================================================================

13.  SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)

     The following table sets forth certain information regarding the Company's oil and gas producing activities:

                                                                         FEBRUARY 28
                                                                     2003           2002
                                                                     ----           ----
Capitalized costs relating to oil and gas producing activities
  (full cost method)
  Property acquisition costs                                     $    15,936    $   108,677
  Unproved oil and gas properties                                    484,299      1,851,916
  Proved oil and gas properties                                      425,711           --
  Support equipment and facilities                                      --             --
                                                                     925,946      1,960,593
Less: Accumulated depletion and impairment                          (372,707)   $(1,120,211)
                                                                 -----------    -----------

Net capitalized costs                                            $   553,239        840,382
                                                                 ===========    ===========

Costs incurred in oil and gas producing activities
  Property acquisition costs
    Proved                                                       $              $
    Unproved                                                          15,936        108,677
  Exploration costs                                                   63,743        972,000
  Development costs                                                                  92,600
                                                                 -----------    -----------
                                                                 $    79,679    $ 1,173,277
                                                                 ===========    ===========

Results of operations for oil and gas producing activities:
  Oil and gas sales                                              $   704,026    $    92,596
  Production costs                                                   (29,456)        (1,004)
  Abandoned prospects
  Depletion                                                         (366,822)        (5,886)
                                                                 -----------    -----------
Results of operations for oil and gas producing activities
  (excluding corporate overhead and financing costs)             $   307,748    $    85,706
                                                                 ===========    ===========


                                                                                       F-23

OLYMPIC RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
FEBRUARY 28, 2003

================================================================================

14. SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED) (continued)

The following table, based on information prepared by independent petroleum engineers, summarized changes in the estimates of the Company's net interest in total proved reserves of crude oil and natural gas, all of which are domestic reserves.

                                                            Oil         Gas
                                                            ---         ---
                                                            (mbbls)     (mmcf)

Proved developed and undeveloped reserves:
  March 1, 2001
    Revisions of previous estimates                           --           --
    Purchases of minerals in place                            --
    Extensions and discoveries                                --         12,000
    Production                                                --        (12,000)
    Sales of minerals in place                                --           --
                                                            --------   --------

  February 28, 2002
                                                            ========   ========

    Revisions of previous estimates                           --           --
    Purchases of minerals in place                            --           --
    Extensions and discoveries                                --        457,672
    Production                                                --       (194,000)
    Sales of minerals in place                                --           --
                                                            --------   --------

  February 28, 2003                                           --        263,672
                                                            ========   ========

Proved developed reserves
  Year ended February 28, 2002
    Beginning of year                                         --           --
    End of year                                               --           --
                                                             ========  ========


  Year ended February 28, 2003
  Beginning of year                                           --           --
  End of year                                                 --        227,735
                                                             ========  ========


OLYMPIC RESOURCES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
FEBRUARY 28, 2003

================================================================================

14.  SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED) (continued)

The standardized measure of discounted future net cash flows at February 28, 2003 and 2002 relating to the proved oil and gas reserves is set forth below.

                                                               2003           2002
                                                               ----           ----
Future cash inflows                                        $ 1,307,015    $      --
Future production costs and development costs                 (243,887)          --
Future income tax expense                                      (32,491)          --
                                                           -----------    -----------

Future net cash flows                                        1,030,637           --
10% annual discount for estimated timing of cash flows         (91,789)          --
                                                           -----------    -----------
Standardized measure of discounted future net cash flows   $   938,848    $      --
                                                           ===========    ===========

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                2003          2002
                                                                ----          ----

Beginning of year                                          $      --      $      --
Sales of oil and gas produced, net of production costs        (832,984)       (91,593)
Change in estimated production and development costs              --             --
Purchase of minerals in place                                     --             --
Extensions and discoveries                                   1,801,430         91,593
Accretion of discount                                             --             --
Net change in income taxes                                     (29,598)          --
Other                                                             --             --
                                                           -----------    -----------

End of year                                                $   938,848    $      --
                                                           ===========    ===========

                                                                                 F-25

                                  EXHIBIT INDEX

Exhibit #                                                                 Page #
---------                                                                 ------

       3.1 Articles of Incorporation of Olympic Resources Ltd., dated January 28, 2003

       3.2    Corporate Bylaws of Olympic Resources Ltd, dated July
              17, 1989.

       10.1 Development Services Agreement between Olympic Resources Ltd. and DWP Consultants dated March 1, 2001.

       10.2   Stock Option Plan dated effective August 21, 2002

       10.3 Financial Advisory Agreement between Olympic Resources Ltd. and C.K. Cooper & Company, Inc. dated October 18, 2002.

       10.4 Financial Advisor - Business Combination Agreement between Olympic Resources Ltd. and C.K. Cooper &
              Company, Inc. dated effective February 1, 2003.

       16     Letter on change of certifying accountant.

       21     List of subsidiaries of the registrant

       99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

       99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

       99.3   HJ Gruy Consent