Form 10QSB
period 2003-05-31
OLYMPIC RESOURCES LTD
filed 2003-07-21
CIK 1108520

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.


                        Commission File Number: 0 - 30598


                             Olympic Resources Ltd.
                             ----------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Wyoming                                     98-018488
             -------                                     ---------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                          525 - 999 W. Hastings Street
                          Vancouver, B.C. Canada V6C2W2
                          -----------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (604) 689-1810


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     YES  |X|          NO  |_|

     As of July 17, 2003 the Registrant had 15,069,378 shares of its no par value common stock issued and outstanding.


                                Part I - Summarized Financial Information
                                      Item 1 - Financial Statements

                                         Olympic Resources Ltd.
                                       Consolidated Balance Sheets

                                                                               May 31,      February 28,
                                                                                2003            2003
                                                                             -----------    -----------
                                                                             (Unaudited)
ASSETS

Current
    Cash and cash equivalents                                                $   596,029    $   612,050
    Marketable securities                                                         46,255         60,017
    Accounts receivable, net                                                     377,564        372,547
    Prepaid expenses                                                               3,294          3,294
                                                                             -----------    -----------
    Total current assets                                                       1,023,142      1,047,908

Marketable securities (Note 3)                                                    33,212         64,292
Capital assets (Note 4)                                                            6,793          6,793
Deferred charges                                                                  95,283         83,548
Oil and gas properties, full cost method (Note 4)
     Properties being amortized                                                  608,853        553,239
     Properties not subject to amortization                                         --             --
                                                                             -----------    -----------

Total assets                                                                 $ 1,767,283    $ 1,755,780
                                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
    Accounts payable and accrued liabilities                                 $   319,981    $   224,131
    Accounts payable and accrued liabilities - related parties                      --           11,939
                                                                             -----------    -----------
    Total current liabilities                                                    319,981        236,070
                                                                             -----------    -----------

Asset Retirement Obligation                                                       22,375           --
                                                                             -----------    -----------

Total Liabilities                                                                342,356        236,070
                                                                             -----------    -----------

Stockholders' equity
    Capital stock
       Authorized
         100,000,000 common shares without par value
         1,000,000 preference shares without par value
       Issued and outstanding
         15,069,378 common shares as of May 31, 2003 and February 28, 2003        15,069         15,069
    Additional paid-in capital                                                 7,722,693      7,722,693
    Accumulated other comprehensive income (loss)                                (45,864)      (144,713)
    Cumulative translation adjustment                                           (477,910)      (477,910)
    Accumulated deficit                                                       (5,789,061)    (5,595,429)
                                                                             -----------    -----------
    Total stockholders' equity                                                (1,424,927)      1,519,710
                                                                             -----------    -----------

Total liabilities and stockholders' equity                                   $ 1,767,283    $ 1,755,780
                                                                             ===========    ===========


                                         See accompanying notes.


                                    Olympic Resources Ltd.
                       Consolidated Statements of Operations (Unaudited)


                                                                 For the Three   For the Three
                                                                 Months Ended    Months Ended
                                                                    May 31,         May 31,
                                                                     2003            2002
                                                                 ------------    ------------

GAS REVENUE                                                      $    351,914    $     68,038
                                                                 ------------    ------------

DIRECT EXPENSES
    Operating costs                                                    37,108           3,762
    Depletion                                                         216,872          28,518
                                                                 ------------    ------------

    Total direct expenses                                             253,980          32,280
                                                                 ------------    ------------

GROSS PROFIT                                                           97,934          35,758

EXPENSES
     General and administrative                                       224,621          94,368
                                                                 ------------    ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                                   (126,687)        (58,610)
                                                                 ------------    ------------

OTHER INCOME (EXPENSE)
    Foreign exchange gain                                               1,412          68,287
    Unrealized gain on marketable securities - trading                 30,354            --
    Loss on sale of marketable securities - available-for-sale       (103,562)           --
    Accretion expense                                                    (209)           --
    Other income                                                       10,608          39,903
                                                                 ------------    ------------
    Total other income (expense), net                                 (61,397)        108,190
                                                                 ------------    ------------

NET INCOME (LOSS) BEFORE CUMULATIVE CHANGE
    IN ACCOUNTING PRINCIPLE                                          (188,084)         49,580
     Cumulative effect of change in accounting principle               (5,548)           --
                                                                 ------------    ------------
NET INCOME (LOSS)                                                $   (193,632)   $     49,580
                                                                 ============    ============


Basic and diluted income (loss) per share before and after
       cumulative effect of change in accounting principle       $      (0.01)   $       0.00
                                                                 ============    ============


Weighted average number of common shares outstanding               15,069,378      13,694,378
                                                                 ============    ============


                                    See accompanying notes.


                                           Olympic Resources Ltd.
                              Consolidated Statements of Cash Flows (Unaudited)

                                                                              For the Three     For the Three
                                                                              Months Ended      Months Ended
                                                                                 May 31,            May 31,
                                                                                  2003               2002
                                                                                ---------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                           $(193,632)         $  49,580
    Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities
       Depletion                                                                  216,872             28,518
       Cumulative effect of change in accounting principle                          5,548               --
       Loss on sale of marketable securities                                      103,562               --
       Unrealized gain on marketable securities - trading                         (30,354)              --
       Realized gain on sale of marketable securities                                (349)              --
       Oil and gas property recoveries                                               --              (32,007)
       Accretion expense                                                              209               --
    Changes in operating assets and liabilities
       Increase in accounts receivable                                             (5,017)          (124,915)
       Increase in accounts payable and accrued liabilities                        83,911             43,693
                                                                                ---------          ---------

    Net cash provided by (used in) operating activities                           180,750            (35,131)
                                                                                ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of capital stock                                                        --              102,498
                                                                                ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Deferred acquisition costs and other charges                                  (11,735)              --
    Oil and gas property expenditures, net of recoveries                         (238,184)            (4,753)
    Proceeds from sale of trading securities                                       36,279               --
    Proceeds from sale of available-for-sale securities                            16,869               --
                                                                                ---------          ---------

    Net cash used in investing activities                                        (196,771)            (4,753)
                                                                                ---------          ---------

Effect of exchange rate changes on cash and cash equivalents                         --               (8,505)
                                                                                ---------          ---------

Increase (decrease) in cash and cash equivalents                                  (16,021)            54,109

Cash and cash equivalents, beginning of period                                    612,050            297,128
                                                                                ---------          ---------

Cash and cash equivalents, end of period                                        $ 596,029          $ 351,237
                                                                                =========          =========


                                           See accompanying notes.

                                                      4

                             Olympic Resources Ltd.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)


1.   General

Olympic Resources Ltd, a Wyoming corporation, is an independent oil and gas exploration and production company, engaged in the acquisition, exploration and development of oil and gas properties in the continental United States. Olympic Resources Ltd. currently owns non-operating working interests in oil and gas properties located in California and Pennsylvania through its wholly-owned subsidiary, Olympic Resources (Arizona) Ltd., an Arizona corporation. Olympic's only other corporate subsidiary is WEC Acquisition, Inc., a wholly-owned Wyoming corporation formed in July 2003. Olympic and its corporate subsidiaries are collectively referred to as "Olympic" or "the Company."

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

In April 2003, Olympic executed a letter of intent with Whittier Energy Company, a Nevada corporation engaged in the exploration and production of domestic oil and gas properties, regarding a potential merger of Whittier into Olympic. On July 8, 2003, the Company entered into a definitive agreement with Whittier, providing that Whittier will merge with WEC Acqusition, Inc. According to the definitive agreement, Whittier's shareholders will receive 793.93142 shares of Olympic's common stock and 1 share of Olympic's convertible preferred stock in exchange for each of Whittier's 100,000 shares of outstanding common stock. Olympic's preferred stock will be automatically convertible into 60 shares of common stock upon the availability of 6,000,000 additional authorized and unissued shares of common stock necessary to effect the conversion. Whittier's shareholders will own approximately 85% of the outstanding common stock of the combined entity, after giving effect to the conversion of the preferred stock.

The closing of the transaction is contingent upon the approval of Whittier's shareholders and delivery of a favorable opinion from an independent investment banking firm regarding the fairness of the transaction to Olympic's shareholders, as well as other customary conditions. It is anticipated that this transaction will close on or before August 29, 2003. It is also expected that subsequent to the transaction, Olympic will change its name to Whittier Energy Corporation and the corporate headquarters will be re-located to Houston, Texas. For accounting purposes, Whittier will be the accounting acquirer and the transaction is subject to purchase accounting.

In March 2003, the Company formed Olympic Energy Partners 2003-I L.P., a wholly owned partnership organized in the State of Delaware in order to raise capital to help fund the Company's drilling and development program for fiscal year 2004, The Company does not anticipate selling any partnership units prior to completion of the proposed merger with Whittier.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Reference should be made to the relevant notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2003. Due to the Company's reincorporation into the State of Wyoming from the Province of British Columbia, Canada in January 2003, the Company's financial statements for prior periods have been restated from accounting principles generally accepted in Canada to reflect accounting principles generally accepted in the United States.

                             Olympic Resources Ltd.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)


1.   General (continued)

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments, which are, in the opinion of management, normal recurring adjustments necessary for the fair statement of the results for the interim period presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for any future interim period or for the year.

2.   New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Standard is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 for the fiscal year beginning March 1, 2003. As a result of the adoption, the Company recorded an asset retirement obligation of $13,916, an increase to oil and gas properties of $8,368 and a non-cash charge of $5,548, which is recorded as a Cumulative Effect of Change in Accounting Principle. Given the Company ownership of non-operating interest in oil and gas properties and the lack of any proved oil and gas properties as of February 28, 2002, the pro-forma effect of the adoption of SFAS 143 as of March 1, 2002 would have been insignificant.

3.   Marketable Securities

Trading securities

As at May 31, 2003, the market value of trading securities was $46,255 and all trading securities consist of money market and income funds plus 150,000 common shares of Paccom Ventures Inc.

Available-for-sale securities

During the period May 31, 2003, the Company sold 137,625 (2002 - Nil) common shares of MIV Therapeutics Inc. ("MIV") for proceeds of $36,279 (2002 - $Nil), resulting in a loss of $103,562 (2002 - $Nil). As at May 31, 2003, the available-for-sale securities consist of 79,075 common shares of MIV at a market value of $33,212.

4.   Oil and Gas Properties

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

The costs in each cost center, including the costs of well equipment, are depleted and amortized using the units-of production method based on the estimated proved reserves before royalties. Natural gas reserves and production are converted to equivalent barrels of crude oil based on relative energy content. The costs of acquiring and evaluating significant unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion.

                             Olympic Resources Ltd.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)


The capitalized costs less accumulated depletion and amortization in each cost center are limited to an amount equal to the estimated future net revenue from proved reserves (based on prices and costs at the balance sheet date) plus the cost (net of impairments) of unproved properties. The total capitalized costs less accumulated depletion and amortization, site restoration provision and future income taxes of all cost centers is further limited to an amount equal to the future net revenue from proved reserves plus the cost (net of impairments) of unproved properties of all cost centers less estimated future site restoration costs, general and administrative expenses, financing costs and income taxes. The Company must use year end oil and gas prices in arriving at future net revenues from oil and gas properties and these future net revenues are discounted at 10%.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

During the three months ended May 31, 2003, we generated approximately $239,000 in net cash flows from operations. As a result, we had a net working capital position of $703,161 as of May 31, 2003, which we believe is sufficient to cover our existing operational and capital requirements through fiscal year 2004.

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

In accordance with our long-term business strategy, in April 2003, Olympic executed a letter of intent with Whitter Energy Company, a Nevada corporation engaged in the exploration and production of domestic oil and gas properties, regarding a potential merger of Whittier into Olympic. On July 8, 2003, we entered into a definitive agreement with Whittier, providing that Whittier will merge with WEC Acqusition, Inc., a wholly-owned subsidiary of Olympic. According to the definitive agreement, Whittier's shareholders will receive 793.93142 shares of Olympic's common stock and 1 share of Olympic's convertible preferred stock in exchange for each of Whittier's 100,000 shares of outstanding common stock. Olympic's preferred stock will be automatically convertible into 60 shares of common stock upon the availability of 6,000,000 additional authorized and unissued shares of common stock necessary to effect the conversion. Whittier's shareholders will own approximately 85% of the outstanding common stock of the combined entity, after giving effect to the conversion of the preferred stock.

The closing of the transaction is contingent upon the approval of Whittier's shareholders and delivery of a favorable opinion from an independent investment banking firm regarding the fairness of the transaction to Olympic's shareholders, as well as other customary conditions. It is anticipated that this transaction will close on or before August 29, 2003. It is also expected that subsequent to the transaction, Olympic will change its name to Whittier Energy Corporation and the corporate headquarters will be re-located to Houston, Texas.

We believe the proposed merger with Whittier will provide the additional oil and gas production and reserves necessary to allow us to pursue larger oil and gas acquisition targets, thereby accelerating Olympic's future growth in a way not otherwise possible. There are no assurances, however, that the transaction will be completed or, if completed, the merger would generate the positive results currently anticipated.

Exploration and Operational Requirements

For the fiscal year ending February 28, 2004, we expect to spend approximately $200,000 in exploration costs on the East Corning property and utilize approximately $550,000 to fund operational expenses and corporate overhead. We intend to entirely fund our fiscal 2004 capital requirements using existing working capital and future revenues from our producing gas properties. We may be required to seek additional financing, however, if we choose to accelerate our exploration program or acquire additional oil and gas properties in the near term, neither of which is presently anticipated pending the results of the proposed merger with Whittier. If we are required to raise additional equity or debt financing, there are no assurances, however, we would be able to raise the financing required to achieve our objectives, or if we do raise the necessary financing, that the terms and conditions of any such financing would be favorable to Olympic.

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

Results of Operations

For the Three Months Ended May 31, 2003 compared with the Three Months Ended May 31, 2002
--------------------------------------------------------------------------------

Olympic generated gas revenues of approximately $351,914, or $5.08 per mcf, during the three months ended May 31, 2003, compared to gas revenues of approximately $68,038, or $5.64 per mcf, during three months ended May 31, 2002. The increase in revenues was based upon a significant increase in gas production from 12,072 mcf to 69,212 mcf during the respective periods, as a result of increased gas production from our East Corning, Victor Ranch and SE Garrison properties in California, all of which came on production during fiscal year 2003. We did not have any proved producing properties as of February 28, 2002.

Olympic's related operating costs increased from approximately $3,762, or $0.31 per mcf, for the quarter ended May 31, 2002, to approximately $37,108, or $0.54 per mcf, for the quarter ended May 31, 2003. Olympic's comparative depletion expense increased from approximately $28,518, or $2.36 per mcf, to $216,872, or $3.13 per mcf. The increase in operating costs and depletion expense both relate to the increase in production between the two periods as described above.

Interest, dividend and other income for our three months ended May 31, 2003 was approximately $10,608, compared to $39,903 for the three months ended May 31, 2002.

General and administrative expenses were approximately $166,455 for the quarter ended May 31, 2003 compared to $94,368 for our quarter ended May 31, 2002, an increase of $72,087, reflecting increased general office activities and the higher compliance costs resulting from our reincorporation into the United States in January 2003.

During the quarter ended May 31, 2003, Olympic recognized a loss of $103,562 on the sale of 137,625 common shares of MIV Therapeutics Inc. for proceeds of $36,279. PF - this needs to tie out to the f/s.

We had a loss of approximately $135,466, or $0.01 per share for the period ended May 31, 2003, compared to income of $49,580, or $0.00 per share for the period ended May 31, 2002. The $185,046 increase in net loss was due to increased depletion, general and administrative expenses and realized losses on the sale of securities during the current quarter.

Off-Balance Sheet Arrangements

Olympic is not a party to any off balance sheet arrangements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" (defined in Rule 13a-14(c)) refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities and Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. Olympic's Chief

Executive Officer and Chief Financial Officer, who also serves as the principal financial officer, have evaluated the effectiveness of Olympic's disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, and they concluded that, as of such date, Olympic's controls and procedures were effective.

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

                           Part II- Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     Number         Exhibit
     ------         -------

     2.1 Agreement, dated July 8, 2003, among Olympic Resources Ltd., WEC Acquisition, Inc., and Whittier Energy Company
     2.2 Agreement and Plan of Merger, dated July 8, 2003, between WEC Acquisition, Inc. and Whittier Energy Company
     3.1 Articles of Amendment to the Articles of Incorporation of Olympic Resources Ltd. To Establish Series A Convertible Preferred Stock

(b)  Reports on Form 8-K

     (i)  8-K Report filed on July 14, 2003 - Item 5. Other Events.

     (ii) 8-K Report filed on May 14, 2003 - Item 5. Other Events.

     (iii) 8-K Report filed on May 7, 2003 - Item 4. Change in Registrant's Certifying Accountant.

     (iv) 8-K Report filed on May 2, 2003 - Item 9. Regulation FD Disclosure.

     (v)  8-K Report filed on April 7, 2003 - Item 9. Regulation FD Disclosure.

     (vi) 8-K Report filed on March 24, 2003 - Item 9. Regulation FD Disclosure.

     (vii) 8-K Report filed on March 5, 2003 - Item 9. Regulation FD Disclosure.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   July 20, 2003



                                Olympic Resources Ltd.


                                By: /s/ Daryl Pollock
                                ---------------------
                                Daryl Pollock
                                President, Chief Executive Officer, and Director



                                By: /s/ Patrick Forseille
                                -------------------------
                                Patrick Forseille
                                Chief Financial Officer and Director
                                (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, Daryl Pollock, certify that:

1. I have reviewed and read this quarterly report on Form 10-QSB of Olympic Resources Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Olympic Resources Ltd. as of, and for, the periods presented in this quarterly report;

4. Olympic Resources Ltd.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Olympic Resources Ltd. and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Olympic Resources Ltd., including its subsidiaries, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of Olympic Resources Ltd.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Olympic Resources Ltd.'s other certifying officer and I have disclosed, based on our most recent evaluations to Olympic Resources Ltd.'s auditor and the audit committee of Olympic Resources Ltd.'s board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Olympic Resources Ltd.'s ability to record, process, summarize and report financial data and have identified for Olympic Resources Ltd.'s auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in Olympic Resources Ltd.'s internal controls; and

6. Olympic Resources Ltd.'s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: July 20, 2003                  /s/ Daryl Pollock
                                      Daryl Pollock, President, CEO and Director

                                  CERTIFICATION

I, Patrick Forseille, certify that:

1. I have reviewed and read this quarterly report on Form 10-KSB of Olympic Resources Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Olympic Resources Ltd. as of, and for, the periods presented in this quarterly report;

4. Olympic Resources Ltd.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Olympic Resources Ltd. and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Olympic Resources Ltd., including its subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of Olympic Resources Ltd.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Olympic Resources Ltd.'s other certifying officer and I have disclosed, based on our most recent evaluations to Olympic Resources Ltd.'s auditor and the audit committee of Olympic Resources Ltd.'s board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Olympic Resources Ltd.'s ability to record, process, summarize and report financial data and have identified for Olympic Resources Ltd.'s auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in Olympic Resources Ltd.'s internal controls; and

6. Olympic Resources Ltd.'s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: July 20, 2003                  /s/ Patrick Forseille
                                      Patrick Forseille, Chief Financial Officer
                                      and Director