Form 10QSB
period 2003-08-31
OLYMPIC RESOURCES LTD
filed 2003-10-15
CIK 1108520

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.


                        Commission File Number: 0 - 30598


                             Olympic Resources Ltd.
                             ----------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Wyoming                                               Applied For
-------------------------------                              ------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                          3355 West Alabama, Suite 950
                              Houston, Texas 77098
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (713) 850-1880


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         YES  |X|          NO  |_|

As of October 14, 2003 the Registrant had 94,462,539 shares of its no par value common stock issued and outstanding.



                               Part I - Summarized Financial Information
                                      Item 1 - Financial Statements

                                          Olympic Resources Ltd.
                                       Consolidated Balance Sheets
                                             (In Thousands)

                                                             August 31,     February 28,
                                                               2003            2003
                                                           (Unaudited)      (Audited)
                                                           -----------------------------

ASSETS

Current
    Cash and cash equivalents                                $   765          $   612
    Marketable securities                                         72               60
    Accounts receivable, net                                     256              373
    Prepaid expenses                                               2                3
                                                             ------------------------
    Total current assets                                       1,095            1,048

Marketable securities                                           --                 64
Capital assets                                                     7                7
Deferred charges                                                --                 84
Oil and gas properties, full cost method
     Properties being amortized                                  427              553
     Properties not subject to amortization                       57             --
                                                             ------------------------
     Total oil and gas properties                                484              553
                                                             ------------------------

Total assets                                                 $ 1,586          $ 1,756
                                                             ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued liabilities                 $   326          $   236
    Asset retirement obligation                                   34             --
                                                             ------------------------
    Total current liabilities                                    360              236

Stockholders' equity
    Capital stock
       Authorized
         100,000,000 common shares without par value
         1,000,000 preference shares without par value
       Issued and outstanding
         15,069,378 common shares as of
         August 31, 2003 and February 28, 2003                    15               15
    Additional paid-in capital                                 7,723            7,723
    Accumulated other comprehensive loss                         --              (145)
    Cumulative translation adjustment                           (478)            (478)
    Accumulated deficit                                       (6,034)          (5,595)
                                                             -------------------------
    Total stockholders' equity                                 1,226            1,520
                                                             ------------------------

Total liabilities and stockholders' equity                   $ 1,586          $ 1,756
                                                             ========================
See accompanying notes.






                                                    Olympic Resources Ltd.
                                     Consolidated Statements of Operations (Unaudited)
                                              (In Thousands, Except Share Data)

                                                          For the Three Months Ended             For the Six Months Ended
                                                         August 31,         August 31,        August 31,         August 31,
                                                           2003              2002                2003               2002
                                                     ------------------------------------------------------------------------

Gas revenue                                          $        307        $        117        $        659        $        185

Direct expenses:
   Operating costs                                             14                   5                  51                   9
   Depletion                                                  144                  68                 361                  97
   General and administrative                                 296                  87                 521                 180
                                                     ------------------------------------------------------------------------
    Total direct expenses                                     454                 160                 933                 286
                                                     ------------------------------------------------------------------------

Loss from operations                                         (147)                (43)               (274)               (101)

Other income/(expense):
    Unrealized gain/(loss) on marketable
         securities, net                                       26                  (2)                 56                  (2)
    Realized loss on sale of marketable
         securities - available-for-sale                      (35)                (74)               (139)                (74)
   Write-off of deferred charges                              (96)               --                   (96)               --
   Foreign exchange gain                                        1                  38                   2                 106
   Other                                                        6                 (71)                 18                 (31)
                                                     ------------------------------------------------------------------------
    Total other expense                                       (98)               (109)               (159)                 (1)
                                                     ------------------------------------------------------------------------
Loss before cumulative effect of
   change in accounting principle                            (245)               (152)               (433)               (102)
Cumulative effect of change in accounting
     principle                                               --                  --                    (6)               --
                                                     ------------------------------------------------------------------------
Net loss                                             $       (245)       $       (152)       $       (439)       $       (102)
                                                     ========================================================================

Basic and diluted loss per share before
     and after cumulative effect of
     change in accounting principle                  $      (0.02)       $      (0.01)       $      (0.03)       $      (0.01)
                                                     ========================================================================

Weighted average number of common shares
     outstanding                                       15,069,378          14,685,682          15,069,378          14,190,030
                                                     ========================================================================

See accompanying notes.




                                                         Olympic Resources Ltd.
                                         Consolidated Statements of Cash Flows (Unaudited)
                                                            (In Thousands)

                                                                                       For the Six      For the Six
                                                                                      Months Ended      Months Ended
                                                                                       August 31,        August 31,
                                                                                          2003              2002
                                                                                      ------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                             $(439)            $(102)
     Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities
             Depletion                                                                     361                97
             Cumulative effect of change in accounting principle                             6              --
             Loss on sale of marketable securities                                         139                74
             Unrealized (gain)/loss on marketable securities, net                          (56)                2
             Write-off of deferred charges                                                  96              --
    Changes in operating assets and liabilities:
       (Increase)/decrease in accounts receivable and prepaid expenses                     118               (55)
       Increase/(decrease) in accounts payable and accrued liabilities                      90               (83)
                                                                                         -----             -----
    Net cash provided by (used in) operating activities                                    315               (67)

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of capital stock                                                             --                 192
                                                                                         -----             -----
    Net cash used in financing activities                                                 --                 192


CASH FLOWS FROM INVESTING ACTIVITIES
    Oil and gas property expenditures, net of recoveries                                  (259)              (94)
    Proceeds from sale of marketable securities                                             97                76
                                                                                         -----             -----
    Net cash used in investing activities                                                 (162)              (18)

    Effect of exchange rate changes on cash and cash equivalents                          --                  (8)
                                                                                         -----             -----

Increase in cash and cash equivalents                                                      153                99
Cash and cash equivalents, beginning of period                                             612               290
                                                                                         -----             -----

Cash and cash equivalents, end of period                                                 $ 765             $ 389
                                                                                         =====             =====

See accompanying notes



                             Olympic Resources Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. General

Olympic Resources Ltd, a Wyoming corporation, is an independent oil and gas exploration and production company engaged in the acquisition, exploration and development of oil and gas properties in the continental United States. As of August 31, 2003, Olympic Resources Ltd. owned non-operating working interests in oil and gas properties located in California and Pennsylvania through its wholly-owned subsidiary, Olympic Resources (Arizona) Ltd., an Arizona corporation. Olympic and its corporate subsidiaries are collectively referred to as "Olympic" or "the Company."

Olympic was originally incorporated in the Province of British Columbia, Canada, in 1986, under the name Global Data Systems Corp., a Canadian corporation. Global Data Systems was later renamed Comtron Enterprises Inc. in November 1989. In October 1993, Comtron Enterprises changed its name to Olympic Resources Ltd.

In January 2003, Olympic reincorporated into the State of Wyoming from the Province of British Columbia, as the Company's principal activities are carried on in the U.S. and reincorporation as a U.S. company provides various U.S. tax benefits in the event Olympic was to enter into a future business combination or merger with another U.S. corporation. No such reorganization was proposed at the time of the reincorporation, however.

On September 10, 2003, the Company's wholly-owned subsidiary, WEC Acquisition, Inc. ("WEC"), a Wyoming corporation, merged into Whittier Energy Company ("Whittier"), triggering a change in control of the Company. WEC was formed by the Company during the quarter ended August 31, 2003 solely for the merger with Whittier. The merger is more fully discussed in "Note 5 Subsequent Events."

In March 2003, the Company formed Olympic Energy Partners 2003-I L.P., a wholly-owned partnership organized in the State of Delaware, in order to raise capital to help fund the Company's drilling and development program for fiscal year 2004. The Company does not expect to continue the partnership program and has written off approximately $96,000 in related deferred charges as of August 31, 2003, of which $84,000 had been incurred as of February 28, 2003.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Reference should be made to the relevant notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2003. Due to the Company's reincorporation into the State of Wyoming from the Province of British Columbia in January 2003, the Company's financial statements for prior periods have been restated from accounting principles generally accepted in Canada to reflect accounting principles generally accepted in the United States.

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

                             Olympic Resources Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

2. New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Standard is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 for the fiscal year beginning March 1, 2003. As a result of the adoption, the Company recorded an asset retirement obligation of $13,916, an increase to oil and gas properties of $8,368 and a non-cash charge of $5,548, which is recorded as a Cumulative Effect of Change in Accounting Principle. Given the Company's ownership of non-operating interest in oil and gas properties and the lack of any proved oil and gas properties as of February 28, 2002, the pro-forma effect of the adoption of SFAS 143 as of March 1, 2002 would have been insignificant.

3. Marketable Securities

Trading securities

As of August 31, 2003, the market value of trading securities was approximately $72,000. Trading securities consist of money market and income funds plus 150,000 common shares of Paccom Ventures, Inc. with a fair market value of $51,000.

Available-for-sale securities

During the three months ended August 31, 2003, the Company sold 79,075 shares of MIV Therapeutics Inc. ("MIV") for proceeds of approximately $44,000, generating a loss of $35,000. The Company sold 216,700 common shares of MIV during the six months ended August 31, 2003, for proceeds of approximately $80,000, resulting in a loss of $139,000. The Company held no available-for-sale securities as of August 31, 2003.

During the six months ended August 31, 2002, the Company sold 165,000 common shares of MIV for proceeds of approximately $76,000, resulting in a loss of $74,000. All of the MIV shares were sold during the second quarter of 2002. As of August 31, 2002, the Company held 435,000 shares of MIV at a fair market value of approximately $152,000.

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

                             Olympic Resources Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


4. Oil and Gas Properties (continued)

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

5. Subsequent Events

On September 10, 2003, WEC, a wholly-owned subsidiary of Olympic, merged with Whittier pursuant to the Agreement and Plan of Merger, dated July 8, 2003 and as subsequently amended on August 29 and September 9, 2003, by and between WEC and Whittier. As a result of the merger, WEC merged with and into Whittier with Whittier surviving the merger to become the wholly-owned subsidiary of Olympic. In exchange for their Whittier common stock, the Whittier shareholders received shares of Olympic's voting common stock, no par value, and Series A Convertible Preferred Stock, or preferred stock. After giving effect to the conversion of the preferred stock, Whittier's former shareholders now own approximately 85% of Olympic's outstanding voting common stock.

Upon consummation of the merger, each of Whittier's 100,000 outstanding common shares was exchanged for 793.93142 shares of Olympic's common stock and one share of preferred stock. Each share of preferred stock is automatically convertible into 60 shares of common stock upon the availability of 6,000,000 additional authorized and unissued shares of common stock necessary to effect the conversion of all of the outstanding preferred stock. Any fractional shares received by Whittier stockholders were rounded up to the nearest whole share of Olympic's common stock. Olympic also granted limited piggyback registration rights to all of the former Whittier shareholders and certain of Olympic's option and warrant holders pursuant to a registration rights agreement entered into as a condition to the merger.

Although Olympic is the legal acquirer of Whittier and continues as a publicly traded entity, Whittier is considered the acquirer for accounting purposes. As a result, Olympic will conform to Whittier's accounting methods on a prospective basis, including the use of a calendar year-end and reporting its oil and gas activities using the successful efforts method of accounting. Additionally, for SEC reporting purposes on a prospective basis, Olympic will present Whittier's historical financial statements up to the effective date of the merger and combined financial results thereafter.

General and administrative expenses for the six months ended August 31, 2003 reflects the Company's incurred expenses related to the merger, including approximately $140,000 in fees owed to CK Cooper & Company, Inc., an investment banking firm of which a former director of the Company is an officer, and $75,000 in related legal and consulting fees.

As a condition to the merger, Olympic terminated its existing employment agreement with Mr. Pollock, the former President and CEO, and a current director, of Olympic, and entered into a new consulting agreement with him for an initial term of six months from the closing date of the merger. The terms of the new consulting agreement provide for Mr. Pollock to receive $10,216.50 Canadian dollars per month during the initial term and a warrant to purchase 450,000 shares of Olympic's common stock at an exercise price of $0.20 per share (the "Warrant"). The consulting agreement also provides for Mr. Pollock to receive $5,108.25 Canadian dollars per month for 24 months following the initial term, as well as $90,000 in accrued compensation to be used to pay the aggregate exercise price of the Warrant on the one year anniversary date of the merger. The costs relating to the new consulting agreement with Mr. Pollock will be reflected on the financial statements of Olympic on a prospective basis.

The capitalized costs of oil and gas properties includes approximately $57,000 in lease costs relating to an oil property in Texas acquired during the quarter ended August 31, 2003. As a condition to the merger, the Company has agreed to transfer the rights to the property to Mr. Pollock in exchange for the reimbursement of all related costs incurred by the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Recent Business Combination of Olympic Resources Ltd. and
                             Whittier Energy Company
            ---------------------------------------------------------

On September 10, 2003, WEC, a wholly-owned subsidiary of Olympic, merged with Whittier pursuant to the Agreement and Plan of Merger, dated July 8, 2003 and as subsequently amended on August 29 and September 9, 2003, by and between WEC and Whittier. As a result of the merger, WEC merged with and into Whittier with Whittier surviving the merger to become the wholly-owned subsidiary of Olympic. In exchange for their Whittier common stock, the Whittier shareholders received shares of Olympic's voting common stock, no par value, and Series A Convertible Preferred Stock, or preferred stock. After giving effect to the conversion of the preferred stock, Whittier's former shareholders now own approximately 85% of Olympic's outstanding voting common stock.

Upon consummation of the merger, each of Whittier's 100,000 outstanding common shares was exchanged for 793.93142 shares of Olympic's common stock and one share of preferred stock. Each share of preferred stock is automatically convertible into 60 shares of common stock upon the availability of 6,000,000 additional authorized and unissued shares of common stock necessary to effect the conversion of all of the outstanding preferred stock. Any fractional shares received by Whittier stockholders were rounded up to the nearest whole share of Olympic's common stock. Olympic also granted limited piggyback registration rights to all of the former Whittier shareholders and certain of Olympic's option and warrant holders pursuant to a registration rights agreement entered into as a condition to the merger.

Although Olympic is the legal acquirer of Whittier and continues as a publicly traded entity, Whittier is considered the acquirer for accounting purposes. As a result, Olympic will conform to Whittier's accounting methods on a prospective basis, including the use of a calendar year-end and reporting its oil and gas activities using the successful efforts method of accounting. Additionally, for SEC reporting purposes on a prospective basis, Olympic will present Whittier's historical financial statements up to the effective date of the merger and combined financial results thereafter.

Olympic has relocated its corporate headquarters to Houston, Texas, but will maintain an office in Vancouver, Canada for at least six months from the effective date of the merger. The Company plans to change its name to Whittier Energy Corporation at its next annual meeting of stockholders. In the interim period, Olympic is currently conducting its operations as Whittier Energy Corporation.

In conjunction with the merger, Dr. Kenneth Friedman and Messrs. Patrick Forseille and Alex Montano resigned from the Company's board of directors (the "Board"). Daryl Pollock and John Pierce, Olympic's remaining two directors, then appointed Messrs. James A. Jeffs, David A. Dahl, Arlo G. Sorensen, Bryce W. Rhodes and Charles O. Buckner to the Board pursuant to the terms and conditions of the definitive Agreement, dated July 8, 2003, by and among Olympic, WEC and Whittier.

As a condition to the merger, all of the Company's officers resigned from their respective offices, including Daryl Pollock as Chief Executive Officer, Patrick Forseille as Chief Financial Officer, Bev Funston as Corporate Secretary, and Malcolm Bell as Vice President of Communications. The newly constituted Board appointed new officers of Olympic and each of its subsidiaries, including: Mr. Jeffs as Chairman of the Board; Mr. Rhodes as President and Chief Executive Officer; Daniel Silverman as Chief Operating Officer; Michael B. Young as Chief Financial Officer; and Dallas Parker as Corporate Secretary.

The merger is more fully described in the Company's Form 8-K filed on September 25, 2003 with the SEC. The following management discussion relates to the Company's financial condition and results of operations through August 31, 2003. The financial condition and results of operations for the combined entity will be discussed in Olympic's Form 10-QSB for the quarter ended September 30, 2003, which is expected to be filed with the SEC on or before November 14, 2003.

                         Liquidity and Capital Resources
                         -------------------------------

Olympic's oil and gas exploration and development activities to date have been funded through internally generated cash flows from operations and the issuance of the Company's equity securities, including its common stock and common stock warrants. As of August 31, 2003, Olympic owned non-operating interests in 13 commercially productive wells concentrated in 3 material gas properties.

During the six months ended August 31, 2003, Olympic generated approximately $315,000 in net cash flows from operations. As a result, Olympic had a net working capital position of $735,000 as of August 31, 2003, which is expected to be sufficient to cover all of the Company's operational and capital requirements through fiscal year 2004 relating to Olympic's business activities existing prior to the merger.

Olympic's long-term ability to sustain operations and grow its business, however, is based on its ability to increase its oil and gas production, and resulting oil and gas revenues, and to replace and extend its existing proved oil and gas reserve base. The Company intends to accomplish steady and sustainable growth of its oil and gas reserves through the continued exploration, development, and direct or indirect acquisition of additional oil and gas properties.

In accordance with its long-term business strategy, the Company recently completed its merger with Whittier and is now in the process of reorganizing its operations to continue to grow the Company and enhance long-term shareholder value.

As of August 31, 2003, the Company incurred approximately $207,000 in capital expenditures relating to its East Corning gas properties in California, including $198,000 for the drilling and completion of four additional gas wells, $5,000 for future well abandonment costs, and the remaining for improvements to the gas pipeline and gathering system. An additional $34,000 of estimated future abandonment costs were accrued in order to comply with SFAS 143, "Accounting for Asset Retirement Obligations," and do not represent cash expenditures during the current period. The Company does not anticipate any additional significant capital expenditures will be incurred in developing the oil and gas properties held by the Company prior to the merger. Olympic intends to entirely fund its fiscal 2004 capital and operational requirements for its existing operations as of August 31, 2003 using working capital and future revenues from its producing gas properties held as of that date.

Environmental Issues

The oil and gas industry is subject to a high degree of regulation from all levels of government. In addition to safety issues, regulation of the petroleum industry is expected to become increasingly influenced by environmental concerns. As non-operators of all its properties, Olympic relies upon its joint interest partners to pursue operating practices they believe are environmentally responsible and meet all regulatory requirements with respect to health and safety matters.

The Company's joint venture operators carry general liability insurance in amounts it believes are consistent with industry custom and practice. Olympic has no material outstanding site restoration or other environmental liabilities, and does not anticipate that it will incur any material environmental liabilities with respect to its properties in the future.

Results of Operations

For the Three Months Ended August 31, 2003 compared with the Three Months
Ended August 31, 2002
-------------------------------------------------------------------------------

Olympic generated gas revenues of approximately $307,000, or $4.89 per mcf, during the three months ended August 31, 2003, compared to gas revenues of approximately $117,000, or $2.45 per mcf, during three months ended August 31, 2002. The increase in revenues was based upon a significant increase in natural gas prices between the periods, as well as an increase in production from 47,777 mcf to 62,814 mcf due to the additional production from the Company's East Corning and Victor Ranch properties in California, which both came on production during fiscal year 2003. Olympic did not have any proved producing properties as of February 28, 2002.

Olympic's related operating costs increased from approximately $5,000, or $0.10 per mcf, for the quarter ended August 31, 2002, to approximately $14,000, or $0.22 per mcf, for the quarter ended August 31, 2003. Olympic's comparative depletion expense increased from approximately $68,000, or $1.42 per mcf, to $144,000, or $2.29 per mcf. The increase in operating costs and depletion expense both relate to the increase in production between the two periods as described above.

General and administrative expenses were approximately $296,000 for the quarter ended August 31, 2003 compared to $87,000 for the quarter ended August 31, 2002, an increase of $209,000, reflecting approximately $215,000 in legal and professional expenses relating to the Company's merger with Whittier.

During the quarter ended August 31, 2003, Olympic recognized a loss of approximately $35,000 on the sale of 79,075 common shares of MIV Therapeutics Inc. for proceeds of $44,000. Comparatively, the Company recognized a loss of $74,000 on the sale of 165,000 shares of MIV common stock for proceeds of approximately $76,000 in the quarter ended August 31, 2002. Olympic also expensed $96,000 of deferred charges relating to the partnership program contemplated by Olympic prior to its merger with Whittier.

Olympic had a loss of approximately $245,000, or $0.02 per share, for the period ended August 31, 2003, compared to a loss of $152,000, or $0.01 per share for the period ended August 31, 2002. The $93,000 increase in net loss was primarily due to increased depletion on the Company's gas properties and increased general and administrative expenses relating to the merger with Whittier.

For the Six Months Ended August 31, 2003 compared with the Six Months Ended August 31, 2002
--------------------------------------------------------------------------------

Olympic generated gas revenues of approximately $659,000, or $4.99 per mcf, during the six months ended August 31, 2003, compared to gas revenues of approximately $185,000, or $2.81 per mcf, during the six months ended August 31, 2002. The increase in revenues was based upon a significant increase in gas production from 65,901 mcf to 132,026 mcf during the respective periods, as well as a significant increase in natural gas prices. The increase in production relates to the Company's exploration and development activities in its East Corning and Victor Ranch properties in California, which both came on production during fiscal year 2003. The Company did not have any proved producing properties as of February 28, 2002.

Olympic's related operating costs increased from approximately $9,000, or $0.14 per mcf, for the six months ended August 31, 2002, to approximately $51,000, or $0.39 per mcf, for the six months ended May 31, 2003. Olympic's comparative depletion expense increased from approximately $97,000, or $1.47 per mcf, to $361,000, or $2.73 per mcf. The increase in operating costs and depletion expense both relate to the increase in production between the two periods as described above.

General and administrative expenses were approximately $521,000 for the six months ended August 31, 2003 compared to $180,000 for the comparable period ended August 31, 2002, an increase of $341,000, reflecting increased general office activities, the higher compliance costs resulting from our reincorporation into the United States in January 2003, and approximately $215,000 in legal and professional expenses relating to our merger with Whittier.

During the six months ended August 31, 2003, Olympic recognized a loss of $139,000 on the sale of 216,700 common shares of MIV Therapeutics, Inc. for proceeds of approximately $80,000. Comparably, Olympic sold 165,000 common shares of MIV in the six months ended August 31, 2002 for $76,000, generating a realized loss of $74,000. The Company also wrote off approximately $96,000 relating to deferred charges incurred for its partnership program incurred prior to its business combination with Whittier.

Olympic had a loss of approximately $439,000, or $0.03 per share for the six months ended August 31, 2003, compared to a loss of $102,000, or $0.01 per share for the comparable period ended August 31, 2002. The $337,000 increase in net loss was due to increased depletion, general and administrative expenses related to the merger with Whittier, and the write-off of deferred expenses relating to its partnership program efforts prior to its merger with Whittier.

Off-Balance Sheet Arrangements

Olympic is not a party to any off balance sheet arrangements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" (defined in Rule 13a-14(c)) refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities and Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. Olympic's Chief Executive Officer and Chief Financial Officer, who also serves as the principal financial officer, have evaluated the effectiveness of Olympic's disclosure controls and procedures as of the end of the period covered by this quarterly report, and they concluded that, as of such date, Olympic's controls and procedures were effective.

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


                           Part II- Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

         Exhibit 31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

         Exhibit 31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

         Exhibit 32.1      Certifications pursuant to Securities Exchange
                           Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     (i) 8-K Report filed on September 25, 2003 - Item 1. Changes in Control of Registrant and Item 2. Acquisition and Disposition of Assets.

     (ii) 8-K Report filed on September 10, 2003 - Item 5. Other Events.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   October 14, 2003



                          Olympic Resources Ltd.


                          By:  /s/ Bryce W. Rhodes
                               -------------------------------------------------
                               Bryce W. Rhodes
                               President, Chief Executive Officer, and Director



                          By:  /s/ Michael B. Young
                               -------------------------------------------------
                               Michael B. Young
                               Chief Financial Officer, Treasurer and Controller (Principal Financial and Accounting Officer)