Form 10QSB
period 2003-09-30
OLYMPIC RESOURCES LTD
filed 2003-11-26
CIK 1108520

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.


                        Commission File Number: 0 - 30598


                             Olympic Resources Ltd.
                             ----------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Wyoming                                      98-0407095
            -------                                      ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                          3355 West Alabama, Suite 950
                              Houston, Texas 77098
                              --------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (713) 850-1880


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         YES  |X|          NO  |_|

As of November 24, 2003 the Registrant had 94,462,539 shares of its no par value common stock issued and outstanding.


                    Part I - Summarized Financial Information
                          Item 1 - Financial Statements

                             Olympic Resources Ltd.
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                         September 30, December 31,
                                                             2003          2002
                                                          (Unaudited)   (Audited)
                                                           ---------     -------
Assets
Current assets:
   Cash and cash equivalents                                 $ 1,906     $   302
   Accounts receivable                                         1,174         631
   Income tax receivable                                         230         246
   Prepaid assets                                                104        --
                                                             -------     -------

Total current assets                                           3,414       1,179

Restricted cash and cash equivalents                            --            25
Deferred income tax assets                                       667         661
Investments in partnerships                                      254       1,035
Investments in marketable securities                             889         598
Oil and gas properties (successful efforts method),
     furniture and equipment,  net                             9,233       7,724
                                                             -------     -------

Total assets                                                 $14,457     $11,222
                                                             =======     =======


See accompanying notes.


                                      Olympic Resources Ltd.
                                    Consolidated Balance Sheets
                                          (In Thousands)


                                                                            September 30,  December 31,
                                                                                 2003         2002
                                                                              (Unaudited)   (Audited)
                                                                                --------    --------

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                             $  1,309    $    393
   Taxes payable                                                                      16          16
   Other current liabilities                                                          96        --
   Notes payable, current portion                                                    750        --
                                                                                --------    --------
Total current liabilities                                                          2,171         409

Deferred income tax liability                                                      1,488       1,260
Note payable                                                                       3,290       3,550
Asset retirement obligation                                                           58        --
Commodity price hedging contracts                                                    415         434
                                                                                --------    --------
Total liabilities                                                                  7,422       5,653

Stockholders' equity (Note 9):
   Series A Convertible Preferred Stock, no par value 1,000,000 shares
     authorized and 100,000 shares issued and outstanding                             83        --
   Common stock, no par value, 100,000,000 shares authorized
     and 94,462,539 shares issued and outstanding as of
     September 30, 2003 and December 31, 2002, respectively                         --          --
   Additional paid-in capital                                                      2,743       1,422
   Accumulated other comprehensive loss, unrealized loss on marketable securities, net of taxes of $239,968 and $321,782, for the periods ended
     September 30, 2003 and December 31, 2002, respectively                         (430)       (598)
   Accumulated other comprehensive loss, hedging contracts,
     net of taxes of $145,153 and $151,948 for the periods ended
     September 30, 2003 and December 31, 2002, respectively                         (270)       (282)
  Retained earnings                                                                4,909       5,027
                                                                                --------    --------
Total stockholders' equity                                                         7,035       5,569
                                                                                --------    --------

Total liabilities and stockholders' equity                                      $ 14,457    $ 11,222
                                                                                ========    ========

See accompanying notes.


                                       Olympic Resources Ltd.
                         Consolidated Statements of Operations (Unaudited)
                                 (In Thousands, Except Share Data)


                                              Three Months   Three Months   Nine Months    Nine Months
                                                 Ended          Ended          Ended          Ended
                                              September 30,  September 30,  September 30,  September 30,
                                                  2003           2002           2003           2002
                                                -------        -------        -------        -------

Oil and gas revenues                            $ 1,506        $ 1,169        $ 4,413        $ 2,560

Costs and expenses:
    Lease operating expenses                        463            468          1,625          1,007
    Production taxes                                128            106            443            252
    Depreciation, depletion, and amortization       368            179            865            502
    General and administrative expenses             233            171            689            345
                                                -------        -------        -------        -------

Total costs and expenses                          1,192            924          3,622          2,106
                                                -------        -------        -------        -------

Income from operations                              314            245            791            454

Other income/(expense):
   Interest and dividend income                       1              4              2             58
   Interest expense                                 (49)           (88)          (149)          (113)
   Gain/(loss) from property sales                 --               31            (31)           862
   Partnership income                                 4              3              8              3
   Impairment of partnership investments           --             --             (733)          --
                                                -------        -------        -------        -------

Other income/(expense)                              (44)           (50)          (903)           810
                                                -------        -------        -------        -------

Income/(loss) before income taxes and
     cumulative effect of change in
     accounting principle                           270            195           (112)         1,264
Provision for income taxes                         --              (68)          --             (442)
                                                -------        -------        -------        -------
Income/(loss) before cumulative effect
     of change in accounting principle              270            127           (112)           822
Cumulative effect of change in accounting
     principle                                     --             --               (6)          --
                                                -------        -------        -------        -------
Net income/(loss)                               $   270        $   127        $  (118)       $   822
                                                =======        =======        =======        =======

See accompanying notes.


                                        Olympic Resources Ltd.
                           Consolidated Statements of Operations (Unaudited)
                                   (In Thousands, Except Share Data)



                                                Three Months   Three Months   Nine Months     Nine Months
                                                   Ended           Ended          Ended          Ended
                                               September 30,   September 30,  September 30,   September 30,
                                                    2003           2002           2003            2002
                                                ------------   ------------   ------------    ------------

Basic earnings per share:
Income/(loss) per share before cumulative
     effect of change in accounting principle   $       0.00   $       0.00   $      (0.00)   $       0.01
Cumulative effect of change in
     accounting principle                               --             --             --              --
                                                ------------   ------------   ------------    ------------
Net income/(loss) per share                     $       0.00   $       0.00   $      (0.00)   $       0.01
                                                ============   ============   ============    ============
Weighted average number of shares
     outstanding (basic)                          94,462,539     94,462,539     94,462,539      94,462,539
                                                ============   ============   ============    ============

Dilutive earnings per share:
Income/(loss) per share before cumulative
     effect of change in accounting principle   $       0.00   $       0.00   $      (0.00)   $       0.01
Cumulative effect of change in
     accounting principle                               --             --             --              --
                                                ------------   ------------   ------------    ------------
Net income/(loss) per share                     $       0.00   $       0.00   $      (0.00)   $       0.01
                                                ============   ============   ============    ============
Weighted average number of shares
     outstanding (dilutive)                      102,337,539    102,337,539    102,337,539     102,337,539
                                                ============   ============   ============    ============


Basic shares outstanding                          94,462,539     94,462,539     94,462,539      94,462,539
Dilutive securities outstanding:
     Series A convertible preferred stock          6,000,000      6,000,000      6,000,000       6,000,000
     Stock options                                 1,875,000      1,875,000      1,875,000       1,875,000
                                                ------------   ------------   ------------    ------------
Diluted shares outstanding, assuming
     conversion of dilutive securities           102,337,539    102,337,539    102,337,539     102,337,539
                                                ============   ============   ============    ============


See accompanying notes.


                                 Olympic Resources Ltd.
                    Consolidated Statements of Cash Flows (Unaudited)
                                     (In Thousands)


                                                        Nine Months Ended   Nine Months Ended
                                                        September 30, 2003  September 30, 2002
                                                        ------------------  ------------------
Cash flows from operating activities
Net income/(loss)                                            $  (118)            $   822
Adjustments to reconcile net income/(loss) to
   net cash used in operating activities:
     Depreciation, depletion, and amortization                   865                 502
     Deferred income taxes                                      --                   490
     (Gain)/loss on the sale of oil and gas properties            31                (862)
     Partnership income                                           (8)                 (3)
     Impairment of partnership investments                       733                --
     Cumulative effect of change in accounting principle           6                --
     (Increase)/decrease in restricted cash                       25                --
     (Increase)/decrease in accounts receivable                 (543)               (267)
     (Increase)/decrease in prepaids and other
           receivables                                           (88)                 30
     Increase/(decrease) in accounts payable                     916                  96
     Increase/(decrease) in taxes payable                       --                   (11)
     Increase/(decrease) in other current liabilities             96                --
     Net current liabilities acquired in acquisition
           of Olympic Resources Ltd.                            (245)               --
                                                             -------             -------
Net cash provided by operating activities                      1,670                 797
                                                             -------             -------

Cash flows from investing activities
Investment in oil and gas properties                          (1,433)             (6,496)
Proceeds from sale of oil and gas properties                      36               1,545
Investments in partnerships                                     (104)               (286)
Distributions from partnerships                                  160                 137
Repayment on note receivable                                    --                 1,160
Investment in marketable securities                             --                  (902)
Proceeds from the sale of marketable securities                   20                --
                                                             -------             -------
Net cash used in investing activities                         (1,321)             (4,842)
                                                             -------             -------

Cash flows from financing activities
Cash acquired in merger with Olympic                             765                --
Loan payments                                                    (70)             (2,628)
Proceeds from loans                                              560               6,318
                                                             -------             -------
Net cash provided by financing activities                      1,255               3,690
                                                             -------             -------



                                Olympic Resources Ltd.
                   Consolidated Statements of Cash Flows (Unaudited)
                                    (In Thousands)



                                                         Nine Months Ended   Nine Months Ended
                                                         September 30, 2003  September 30, 2002
                                                         ------------------  ------------------

Net increase (decrease) in cash and cash equivalents            1,604              (355)
                                                                =====              ====

Cash and cash equivalents at beginning of period                  302               884
                                                                =====              ====

Cash and cash equivalents at end of period                      1,906               529
                                                                =====              ====

Supplemental cash flow disclosure
       Interest paid                                              149               113
                                                                =====              ====
        Income taxes paid                                        --                --
                                                                =====              ====

Supplemental schedule of non-cash
   investing and financing activities
       Marketable securities received as repayment of
          note receivable                                        --                 902
                                                                =====              ====
       Book value of oil and gas properties exchanged            --                 334
                                                                =====              ====
       Unrealized (gain)/loss on marketable securities           (168)              257
                                                                =====              ====
       Unrealized (gain)/loss on hedge contracts                  (12)              121
                                                                =====              ====


See accompanying notes.

                                           7

                             Olympic Resources Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   General

Olympic Resources Ltd ("Olympic"), a Wyoming corporation, is an independent oil and gas exploration and production company engaged in the acquisition, exploration and development of oil and gas properties in the continental United States. As of September 30, 2003, Olympic had three wholly-owned subsidiaries, including Whittier Energy Company ("Whittier Energy"), a Nevada corporation, Whittier Operating, Inc. ("Whittier Operating"), a Texas Corporation, and Olympic Resources (Arizona) Ltd. ("Olympic Arizona"), an Arizona corporation. Whittier Operating is a direct subsidiary of Whittier Energy. References to the "Company" refer to Olympic and its subsidiaries as of September 30, 2003.

Olympic was originally incorporated in the Province of British Columbia, Canada, in 1986, under the name Global Data Systems Corp., a Canadian corporation. Global Data Systems was later renamed Comtron Enterprises Inc. in November 1989. In October 1993, Comtron Enterprises changed its name to Olympic Resources Ltd.

In January 2003, Olympic reincorporated into the State of Wyoming from the Province of British Columbia, as the Company's principal activities are carried on in the U.S. and reincorporation as a U.S. company would provide various U.S. tax benefits in the event Olympic was to enter into a future business combination or merger with another U.S. corporation. No such reorganization was proposed at the time of the reincorporation, however.

On September 10, 2003, Olympic's wholly-owned subsidiary, WEC Acquisition, Inc. ("WEC"), a Wyoming corporation, merged into Whittier Energy, triggering a change in control of Olympic. WEC was formed by Olympic during the quarter ended September 30, 2003 solely for the merger with Whittier Energy. As a result of the merger, WEC merged with and into Whittier Energy with Whittier Energy surviving the merger to become the wholly-owned subsidiary of Olympic. In exchange for their Whittier Energy common stock, the Whittier Energy shareholders received shares of Olympic's voting common stock, no par value, and Series A Convertible Preferred Stock ("Series A Preferred Stock"). After giving effect to the conversion of the Series A Preferred Stock, Whittier Energy's former shareholders now own approximately 85% of Olympic's outstanding voting common stock. The merger is more fully discussed in "Note 12."

Although Olympic was the legal acquirer of Whittier Energy and continues as a publicly traded entity, Whittier Energy is the acquirer for accounting purposes. As a result, Olympic has conformed to Whittier Energy's accounting methods on a prospective basis, including the use of a calendar year-end and reporting its oil and gas activities using the successful efforts method of accounting. For SEC reporting purposes, Olympic presents Whittier Energy's historical financial statements up to the effective date of the merger and combined financial results thereafter. Accordingly, the consolidated financial statements for the interim periods ended September 30, 2003 include the financial results of Olympic and Olympic Arizona, from the effective date of the merger through September 30, 2003, as well as the accounts of Whittier Energy and Whittier Operating for the entire nine months ended September 30, 2003. Olympic's consolidated financial statements for the interim period ended September 30, 2002 include the accounts of Whittier Energy and Whittier Operating. All material intercompany transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Reference should be made to the relevant notes to the financial statements included in the Company's Form 8-K/A, filed with the SEC on November 20, 2003, which presents the audited financial statements of Whittier Energy for the calendar years ended December 31, 2002 and 2001, respectively, and to the financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2003.

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

                             Olympic Resources Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

2.   Earnings Per Share

Basic earnings/(loss) per common share is calculated by dividing net income or loss by the aggregate number of shares outstanding during the period. Diluted earnings/(loss) per share considers the dilutive effect of the average number of common stock equivalents, consisting of the Company's Series A Preferred Stock and common stock options and warrants, that were outstanding during the period. Given the recent merger with Whittier Energy, all share amounts for the periods ended September 30, 2003 and September 30, 2002, respectively, have been presented using Olympic's current shares of common stock and dilutive common stock equivalents outstanding as of September 30, 2003, which were unchanged from September 10, 2003, the effective date of the merger of WEC and Whittier Energy.

3.   Comprehensive Income (Loss)

The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income (loss). In addition to net income, comprehensive income (loss) includes all changes to equity during a period, except those resulting from investments and distributions to the owners of the Company.

The Company recorded unrealized losses on cash flow hedging contracts as components of other comprehensive income (loss) of $269,571, net of deferred taxes of $145,153, and $282,190, net of deferred taxes of $151,948, for the periods ended September 30, 2003 and December 31, 2002, respectively. The Company also recorded unrealized losses on marketable securities as components of other comprehensive income (loss) of $429,639, net of deferred tax of $239,968, and $597,594, net of deferred taxes of $321,782, for the periods ended September 30, 2003 and December 31, 2002, respectively.

Total comprehensive income (loss) was $489,684 and ($333,784) for the three months ended September 30, 2003 and 2002, respectively. For the nine-month periods ended September 30, 2003 and 2002, total comprehensive income was $62,082 and $442,231, respectively.

4.   Stock Based Compensation

The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). As of September 30, 2003, the Company had 1,875,000 stock options outstanding, all of which were issued by Olympic to its former officers, directors, and employees at various times prior to the merger with Whittier Energy. The stock options were fully vested as of September 10, 2003 and will not have any future impact on the earnings of the Company, except for 880,000 options which were re-priced by Olympic in April 2002 and are subject to variable accounting treatment under APB 25.

For the quarter ended September 30, 2003, the Company recognized $17,600 as additional compensation expense on the mark-to-market adjustment of the 880,000 re-priced stock options due to the increase in the Company's market price per share from the effective date of the merger to September 30, 2003.

                             Olympic Resources Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

5.   New Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 for the calendar year beginning January 1, 2003. As a result of the adoption, the Company recorded an asset retirement obligation of approximately $35,546, an increase to oil and gas properties of $32,156 and a non-cash charge of $6,361, which has been recorded as a Cumulative Effect of Change in Accounting Principle. During the nine months ended September 30, 2003, the Company accrued an additional abandonment obligation of $22,094, consisting of an $18,582 increase to oil and gas properties and $3,512 in accretion expense. The pro-forma effect of the Company's adoption of SFAS 143 as of January 1, 2002 was insignificant to the Company's financial results and has not been presented.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 will significantly change whether certain variable interest entities are consolidated with their sponsors, transferors, or investors. The Interpretation introduces a new variable interest consolidation model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. These provisions apply immediately to variable interests in variable interest entities created after January 15, 2003 and are effective for periods ending after December 15, 2003 for variable interest entities in which the Company holds a variable interest that it acquired prior to February 1, 2003. The Company is still evaluating the impact of the Interpretation, but does not believe it has any ownership interests in applicable variable interest entities and, therefore, application of the Interpretation will not have any material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement sets standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. This statement is effective for periods ending after December 15, 2003. The Company is still evaluating the impact of this Statement.

6.   Marketable Securities

The carrying amount and estimated market value of the investments as of September 30, 2003 and December 31, 2002 are as follows:

                                                       As of September 30, 2003
                                                      --------------------------
                                                         Cost         Fair Value
                                                      ----------      ----------

Chaparral Resources, Inc.,
  543,850 Shares                                      $1,189,326      $  734,198

PYR Energy, Inc., 173,625 Shares                         327,723          97,230

Paccom Ventures, Inc., 127,500 Shares                     51,350          57,516
                                                      ----------      ----------

    Total                                             $1,568,399      $  888,944
                                                      ==========      ==========

                             Olympic Resources Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6.   Marketable Securities (continued)

                                                       As of December 31, 2002
                                                    ----------------------------
                                                       Cost           Fair Value
                                                    ----------        ----------

Chaparral Resources, Inc.,
  543,850 Shares                                    $1,189,326        $  543,850

PYR Energy, Inc.173,625 Shares                         327,723            53,823
                                                    ----------        ----------

    Total                                           $1,517,049        $  597,673
                                                    ==========        ==========


As of September 30, 2003, the Company held 543,850 shares of Chaparral Resources, Inc. ("Chaparral"), with a fair value of $734,198, 173,625 shares of PYR Energy, Inc., with a fair market value of $97,230, and 127,500 shares of Paccom Ventures, Inc., with a fair market value of $57,516. The Company recorded an unrealized loss as a component of other comprehensive income (loss) of $429,639, net of deferred tax of $239,968 as of September 30, 2003.

The Company's President and Chief Executive Officer, Mr. Bryce Rhodes, currently serves as an independent director on PYR's board of directors. Additionally, the Company is considered an indirect affiliate of Chaparral through stock held by Whittier Energy Ventures, LLC, an affiliate of the Company. Several members of the Company's board of directors previously served as directors of Chaparral, and one director and one officer of the Company also previously held executive officer positions with the company.

7.   Investments in Partnerships

The book value of the Company's partnership investments as of September 30, 2003 and December 31, 2002 was as follows:

                                                                    September 30,  December 31,
                                                                         2003         2002
                                                                      ----------   ----------
KAB Acquisition L.P. - II, 8.0% Limited Partnership Interest          $     --     $     --
KAB Acquisition L.P. - III, 6.4286% Limited Partnership Interest           6,123       23,448
KAB Acquisition L.L.L.P. - IV, 7.2% Limited Partnership Interest            --         33,376
KAB Acquisition L.L.L.P. - V, 7.5% Limited Partnership Interest           49,576       79,502
KAB Acquisition L.L.L.P. - VI, 2.1825% Limited Partnership Interest       98,539       72,831
Odin Spirit Partnership, Ltd., 3.7406% Class B Limited                      --        504,108
Odin Neptune Partnership 1997, Ltd., 1.3107% Class B Limited                --        234,813
Avalanche Royalty Partners LLC, 8.925% Membership Interest                33,650       87,330
Rincon Energy Partners, LLC, 10% Membership Interest                      66,000         --
                                                                      ----------   ----------

      Total Book Value of Partnership Investments                     $  253,888   $1,035,408
                                                                      ==========   ==========

The Company records its book value in partnership investments at the lower of cost or fair market value, less cumulative cash distributions from each investment. Cash distributions in excess of basis are recorded as partnership income and any impairment of partnership investment are recorded as an impairment of partnership investments. The Company periodically reviews its partnership investments for impairment by comparing each investment's book value against its fair value. Any resulting impairment is reflected in earnings in the period the determination is made.


                             Olympic Resources Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7.   Investments in Partnerships (continued)

The Company recognized partnership income of $7,925 for the nine months ended
September 30, 2003, compared to partnership income of $2,624 for the nine months ended September 30, 2002. For the quarters ended September 30, 2003 and
September 2002, the Company recognized partnership income of $4,349 and $2,624, respectively.

The Company also recognized a loss from the impairment of partnership investments of $733,247 for the period ended September 30, 2003, due to the total impairment of the Company's investments in the Odin Spirit and the Odin
Neptune drilling partnerships. The general partner of the Odin Neptune partnership disposed of its principal asset, a semi-submersible rig, for nominal value in July 2003 and the partnership was fully liquidated. The Odin Spirit partnership's principal assets, two jack-up drilling rigs, were disposed of to satisfy its third party creditor, which had foreclosed on the rigs in May 2003.
Consequently, the Company fully impaired both investments as of the quarter ended June 30, 2003.

The original cost basis and cumulative distributions for the Company's remaining partnership investments as of September 30, 2003, are as follows:

                                                                                                September 30,
                                                                      Investment   Cumulative       2003
                                                                      Cost Basis  Distributions Net Book Value
                                                                      ----------  ------------- --------------

KAB Acquisition L.P. - II, 8.0% Limited Partnership Interest          $  150,000   $ (198,781)   $     --
KAB Acquisition L.P. - III, 6.4286% Limited Partnership Interest         150,000     (143,877)        6,123
KAB Acquisition L.L.L.P. - IV, 7.2% Limited Partnership Interest         150,000     (154,349)         --
KAB Acquisition L.L.L.P. - V, 7.5% Limited Partnership Interest          150,000     (100,424)       49,576
KAB Acquisition L.L.L.P. - VI, 2.1825% Limited Partnership Interest      112,500      (13,961)       98,539
Avalanche Royalty Partners LLC, 8.925% Membership Interest               341,000     (307,350)       33,650
Rincon Energy Partners, LLC, 10% Membership Interest                      66,000         --          66,000
                                                                      ----------   ----------    ----------

     Total                                                            $1,119,500   $ (918,742)   $  253,888
                                                                      ==========   ==========    ==========

8.   Oil and Gas Properties

Oil and gas properties are accounted for using the successful efforts method. Under this method, exploration costs (drilling costs of unsuccessful exploration wells, geological and geophysical costs, and non-producing leasehold amortization and delay rentals) are charged to expense when incurred. Costs to develop producing properties, including drilling costs and applicable leasehold acquisition costs, are capitalized. Costs to drill exploratory wells that result in additions to reserves are also capitalized.

Depreciation, depletion and amortization of producing properties, including depreciation of well and support equipment and amortization of related lease costs, are determined by using a unit-of-production method based upon estimated proved reserves. Acquisition costs of unproved properties are carried at cost until exploration activities commence.

Under the successful efforts method of accounting for oil and gas properties, the Company periodically assesses its proved properties for impairments by comparing the aggregate net book value of its proved properties with their aggregate future net cash flows. The Company performs a periodic review for impairment of proved properties on a field by field basis. Unamortized capital costs are measured on a field basis and are reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. The Company determines if an impairment has occurred through either adverse changes or as a result of its periodic review for impairment. Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values. No impairment losses were recorded during the interim periods ended September 30, 2003 and 2002, respectively.

                             Olympic Resources Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

8.   Oil and Gas Properties (continued)

The Company recognized $864,752 in depletion, depreciation and amortization expense for the nine months ended September 30, 2003, compared to $501,654 for the nine months ended September 30, 2002. The Company recognized $367,866 and $179,319 in depletion, depreciation, and amortization expense for the three months ended September 30, 2003 and 2002, respectively.

9.   Notes Payable

On July 17, 2002, the Company signed a revolving credit agreement with a financial institution to borrow up to $15,000,000, based upon the amount of proved reserves attributable to the Company's oil and gas properties. Interest expense is payable monthly at an interest rate of the greater of 4% or 3/4% over prime, as published by The Wall Street Journal. The credit line is reviewed every six months by the bank to determine if the Company is required to begin making monthly principal payments. The credit agreement expires on July 17, 2004, but is expected to be extended in the first quarter of 2004.

The Company had net borrowings under the credit agreement of $4,040,000 and $3,550,000 as of September 30, 2003 and December 31, 2002, respectively. The Company utilized the proceeds to acquire producing oil and gas properties and to refinance a $2,500,000 loan, which was borrowed in March 2002 in order to partially finance a producing property acquisition at that time.

The credit agreement is collateralized by all of the Company's assets and the Company is subject to various covenants, representations and warranties as established by the credit agreement. The primary covenants agreed to by the Company include the following:

     - The Company will maintain a total Tangible Net Worth of not less than $4,900,000, plus (a) fifty percent (50%) of net income (excluding losses), and (b) one hundred (100%) of any increases in shareholders' equity resulting from the sale or issuance of equity interests commencing with the quarter ending September 30, 2002.

     - The Company will maintain a ratio of quarterly EBITDAX (net income before interest expenses, taxes, depreciation, depletion, amortization, exploration costs, and other non-cash expenses less non-cash income and capitalized expenses) to quarterly interest expense of not less than 3.00, commencing with the quarter ended September 30, 2002.

     - The Company will maintain a current ratio of Current Assets to Current Liabilities of at least one to one, determined quarterly, commencing with the quarter ended June 30, 2002.

The Company has not violated any of these covenants.

As of September 30, 2003, the Company has classified $750,000 of the outstanding principal under the credit agreement as a current liability, based on the Company's latest borrowing base review by the bank. As the Company expects the credit agreement will be extended beyond July 17, 2004, the remaining principal outstanding under the credit facility has been classified as long-term.

                             Olympic Resources Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

9.   Notes Payable (continued)

Anticipated future maturities of the credit line, based on principal outstanding as of September 30, 2003, are as follows:

                 Year                                    Amount
                 ----                                    ------
                 2003                                  $   75,000
                 2004                                     900,000
                 2005                                     900,000
                 2006                                     900,000
              Thereafter                                1,265,000
                                                       ----------

                 Total                                 $4,040,000
                                                       ==========

In November 2003, the Company borrowed an additional $600,000 under the credit agreement, which was utilized to partially finance the Company's $1,200,000 acquisition of oil and gas interests in the Bonnie View Field, a producing oil and gas property located in Refugio County, Texas.

10.  Common Stock and Common Stock Equivalents

As discussed in Note 2, the Company's common stock and common stock equivalents outstanding as of September 30, 2003, reflect the outstanding equity of Olympic, as the publicly traded parent of Whittier Energy, after giving effect to the merger. Given the presentation of Whittier Energy's financial results for periods prior to the merger, all earnings per share data has been presented for current and prior periods in these financial statements using Olympic's common stock and common stock equivalents outstanding as of September 30, 2003. The impact of the merger on the Company's common stock and common stock equivalents outstanding is discussed in Note 12.

On October 16, 2003, common stock warrants to purchase 1,250,000 shares of the Company's common stock at a price of $0.40 per share, expired unexercised.

11.  Commodity Price Risk Hedging Instruments

As of September 30, 2003 and 2002, respectively, the Company held various derivative instruments, including crude oil and natural gas option agreements known as "swaps" and "collars." Swaps are designed to fix the price of anticipated future crude oil production, while collars are designed to establish floor and ceiling prices on anticipated future production. The Company entered into the contracts at the time it acquired certain operated oil and gas property interests during 2002 as a means to reduce the future price volatility on its crude oil production, as well as to achieve a more predictable cash flow from its oil and gas properties. The Company has designated its price hedging instruments as cash flow hedges in accordance with SFAS 133.

The Company accounts for its derivatives as cash flow hedging instruments, and recognizes gains or losses on settlement of its hedging instruments in oil and gas revenues, and changes in their fair value as a component of other comprehensive income, net of deferred taxes. The Company recognized pre-tax losses in oil and gas revenues of $524,296 and $36,100 for the nine months ended September 30, 2003 and September 30, 2002, respectively, due to realized settlements of its price hedge contracts during the periods. For the three months ended September 30, 2003 and September 30, 2002, the Company recognized pre-tax losses in oil and gas revenues of $168,495 and $30,057 The Company recorded unrealized losses of $269,571, net of deferred taxes of $145,153, and $282,190, net of deferred taxes of $151,948, for the periods ended September 30, 2003 and December 31, 2002, respectively, as components of other comprehensive income in the relevant periods.

                             Olympic Resources Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

11.  Commodity Price Risk Hedging Instruments (continued)

Further details relating to the Company's hedging activities are as follows:

Hedging Contracts Held as of September 30, 2003:

                                                         Nymex Contract Price
                                                      --------------------------
                                                                    Ceiling/Swap
    Contract Period and Type            Total Volume     Floor          Price
--------------------------------------------------------------------------------

Crude Oil Contracts (barrels)
-----------------------------
Swap Contracts:
  October 2003 - December 2003                 5,000         N/A         $ 23.30
  October 2003 - December 2003                 6,000         N/A         $ 24.70
  October 2003 - December 2003                 4,500         N/A         $ 25.35
  January 2004 - December 2004                15,000         N/A         $ 22.15

Collar Contracts:
  October 2003 - December 2003                10,000     $ 21.35         $ 24.60
  October 2003 - December 2003                 3,000     $ 21.70         $ 27.00
  January 2003 - September 2004                9,000     $ 24.50         $ 29.55
  January 2004 - December 2004                35,000     $ 18.00         $ 22.00
  January 2004 - December 2004                24,000     $ 24.00         $ 29.25
  January 2005 - April 2005                   15,000     $ 19.75         $ 22.75

Natural Gas Contracts (mmbtu)
-----------------------------
Collar Contracts:
  October 2003 - March 2004                   79,800      $ 4.00          $ 8.75

Hedging Contracts Held as of December 31, 2002:

                                                         Nymex Contract Price
                                                      --------------------------
                                                                    Ceiling/Swap
    Contract Period and Type            Total Volume     Floor          Price
--------------------------------------------------------------------------------

Crude Oil Contracts (barrels)
-----------------------------
Swap Contracts:
  January 2003 - December 2003                20,000         N/A         $ 23.30
  January 2003 - December 2003                24,000         N/A         $ 24.70
  January 2003 - December 2003                18,000         N/A         $ 25.35
  January 2004 - December 2004                15,000         N/A         $ 22.15

Collar Contracts:
  January 2003 - December 2003                12,000     $ 21.70         $ 27.00
  January 2003 - March 2003                   10,000     $ 21.35         $ 29.00
  April 2003 - December 2003                  30,000     $ 21.35         $ 24.60
  January 2004 - December 2004                35,000     $ 18.00         $ 22.00
  January 2005 - April 2005                   15,000     $ 19.75         $ 22.75

                             Olympic Resources Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

12.  Merger of WEC Acquisition, Inc. and Whittier Energy Company

As discussed in Note 1, on September 10, 2003, Olympic's wholly-owned subsidiary, WEC, a Wyoming corporation, merged with and into Whittier Energy, effecting a change in control of Olympic. As a result of the "reverse" merger, WEC merged with and into Whittier Energy with Whittier Energy surviving the merger to become the wholly-owned subsidiary of Olympic. In exchange for their Whittier Energy common stock, the Whittier Energy shareholders received shares of Olympic's voting common stock, no par value, and Series A Preferred Stock. After giving effect to the conversion of the Series A Preferred Stock, Whittier Energy's former shareholders now own approximately 85% of Olympic's outstanding voting common stock.

Upon consummation of the merger, each of Whittier Energy's 100,000 outstanding common shares was exchanged for 793.93142 shares of Olympic's common stock and one share of Series A Preferred Stock. Each share of Series A Preferred Stock is automatically convertible into 60 shares of common stock upon the availability of 6,000,000 additional authorized and unissued shares of common stock necessary to effect the conversion of all of the outstanding Series A Preferred Stock. Any fractional shares received by the Whittier Energy stockholders were rounded up to the nearest whole share of Olympic's common stock.

Whittier Energy and Olympic are both engaged in the exploration and production of oil and gas properties in the United States. The merger was consummated because both entities believe the combined company will be better positioned to access capital markets and to acquire and develop oil and gas properties in the future, both of which are necessary for the long-term growth of the Company and enhancement of shareholder value.

Although Olympic is considered the legal acquirer in the transaction, Whittier Energy acquired Olympic for accounting purposes and Olympic has conformed to Whittier Energy's accounting methods, including use of a calendar year-end and the successful efforts method of accounting for its oil and gas properties. The purchase price of the transaction was determined using the net asset value method. The aggregate purchase price was $1,386,096, including cash of $765,367. Accounts payable includes a contingency for provincial Canadian royalty tax credits claimed in 1999 and 2000 by Olympic, which may be subject to reimbursement back to the provincial tax authorities. The Company does not consider that the amount to be reimbursed, if any, will be material to the Company.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                                                  As of Sept. 10, 2003
                                                  --------------------
              Current Assets:
                  Cash                                $   765,367
                  Accounts Receivable                     220,329
                  Marketable Securities                    71,720
                  Oil and Gas Properties at 9/1/03,
                       Net of deferred taxes              865,526
                                                      -----------

              Total Assets Acquired                     1,922,942
                                                      -----------
              Current Liabilities:
                  Accounts Payable                       (536,846)
                                                      -----------

              Net Assets Acquired                     $ 1,386,096
                                                      ===========

                             Olympic Resources Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

12.  Merger of WEC Acquisition, Inc. and Whittier Energy Company (continued)

The pro forma results of the combined operations of Olympic and Whittier Energy for the nine months ended September 30, 2003 and September 30, 2002 are as follows:

                                             September 30,   September 30,
                                                  2003            2002
                                              (Unaudited)      (Unaudited)
                                              ------------    ------------

     Revenues and Other Income                $  4,987,857    $  3,482,876
     Impairment of Partnership Investments        (733,247)           --
     Expenses                                   (4,800,827)     (2,661,184)
                                              ------------    ------------
     Income before Cumulative Effect of
        Accounting Change                         (546,217)        821,692
     Cumulative Effect of Accounting Change        (11,909)           --
                                              ------------    ------------

     Net Income/(Loss)                        $   (558,126)   $    821,692
                                              ============    ============

     Basic EPS                                $      (0.01)   $       0.01
                                              ============    ============

     Weighted Average Shares Outstanding        94,462,539      94,462,539
                                              ============    ============


Olympic's common stock has no par value and the value of its Series A Preferred Stock was determined based on the relationship between the aggregate purchase price and the percentage those shares represent of the total number of shares of Olympic common stock.

As a condition to the merger, Olympic terminated its existing employment agreement with Mr. Pollock, the former President and CEO, and a current director, of Olympic, and entered into a new consulting agreement with him for an initial term of six months from the closing date of the merger. The terms of the new consulting agreement provide for Mr. Pollock to receive $10,217 Canadian dollars per month during the initial term and a warrant to purchase 450,000 shares of Olympic's common stock at an exercise price of $0.20 per share (the "Warrant"). The consulting agreement also provides for Mr. Pollock to receive $5,108 Canadian dollars per month for 24 months following the initial term, as well as $90,000 in accrued compensation to be used to pay the aggregate exercise price of the Warrant on the one year anniversary date of the merger. The costs of the Warrant and the $180,000 severance portion of Mr. Pollock's consulting agreement have been recorded as part of Whittier Energy's purchase price of Olympic. The Company estimated the fair value of the Warrant on the date of grant to be $32,445, based on the following weighted average assumptions: risk free interest rate of 1.20%, dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of 1.24, and a weighted average life expectancy of the Warrant of one year.

Under the terms of the merger agreement, Mr. Pollock and Patrick Forseille, the former Chief Financial Officer of the Company, were required to place the outstanding stock options and warrants, which they owned directly, including the Warrant described above, into an escrow account with the Company for a period of one year from the date of merger (September 10, 2004). Any proceeds from the exercise and sale of the Company's common stock underlying the escrowed options and warrants, if any, would be retained in the escrow account as well. The Company may claim the escrowed securities and/or proceeds from such securities in the event of a fraudulent misrepresentation or omission relating to the merger with Whittier Energy.

                             Olympic Resources Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

13.  Subsequent Events

On November 5, 2003 the Company completed the acquisition of a 62% working interest in the Bonnie View Field, a producing oil and gas field in Refugio County, Texas, for a total purchase price of $1,200,000. The acquisition was financed through $600,000 in working capital and $600,000 in principal borrowings under the Company's revolving credit agreement.

The Company intends to have a special meeting of its stockholders on December 16, 2003, to approve the reincorporation of the Company from Wyoming to Nevada, change the Company's name to Whittier Energy Corporation, and approve a one-for-ten reverse split of the Company's outstanding common stock. If the reverse split is approved, the Company's Series A Preferred Stock will automatically convert into 600,000 shares of the Company's common stock, as adjusted for the one-for-ten reverse split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              Recent Business Combination of Olympic Resources Ltd.
                           and Whittier Energy Company
             -----------------------------------------------------

On September 10, 2003, WEC, a wholly-owned subsidiary of Olympic, merged with Whittier Energy pursuant to the Agreement and Plan of Merger, dated July 8, 2003 and as subsequently amended on August 29 and September 9, 2003, by and between WEC and Whittier Energy. As a result of the merger, WEC merged with and into Whittier Energy with Whittier Energy surviving the merger to become the wholly-owned subsidiary of Olympic. In exchange for their Whittier Energy common stock, the Whittier Energy shareholders received shares of Olympic's voting common stock, no par value, and Series A Convertible Preferred Stock. After giving effect to the conversion of the preferred stock, Whittier Energy's former shareholders now own approximately 85% of Olympic's outstanding voting common stock.

Specifically, upon consummation of the merger, each of Whittier Energy's 100,000 outstanding common shares was exchanged for 793.93142 shares of Olympic's common stock and one share of Series A preferred stock. Each share of preferred stock is automatically convertible into 60 shares of common stock upon the availability of 6,000,000 additional authorized and unissued shares of common stock necessary to effect the conversion of all of the outstanding preferred stock. Any fractional shares received by Whittier Energy stockholders were rounded up to the nearest whole share of Olympic's common stock. Olympic also granted limited piggyback registration rights to all of the former Whittier Energy shareholders and certain of Olympic's option and warrant holders pursuant to a registration rights agreement entered into as a condition to the merger.

Although Olympic was the legal acquirer of Whittier Energy and continues as a publicly traded entity, Whittier Energy is the acquirer for accounting purposes. As a result, Olympic has conformed to Whittier Energy's accounting methods on a prospective basis, including the use of a calendar year-end and reporting its oil and gas activities using the successful efforts method of accounting. For SEC reporting purposes, Olympic presents Whittier Energy's historical financial statements up to the effective date of the merger and combined financial results thereafter. Any references to the "Company' refer to Whittier Energy prior to September 10, 2003, the effective date of the merger of WEC and Whittier Energy, and to Olympic and its subsidiaries, including Whittier Energy, subsequent to the date of the merger.

In conjunction with the merger, Dr. Kenneth Friedman and Messrs. Patrick Forseille and Alex Montano resigned from the Company's board of directors (the "Board"). Daryl Pollock and John Pierce, Olympic's remaining two directors, then appointed Messrs. James A. Jeffs, David A. Dahl, Arlo G. Sorensen, Bryce W. Rhodes and Charles O. Buckner to the Board pursuant to the terms and conditions of the definitive Agreement, dated July 8, 2003, by and among Olympic, WEC and Whittier Energy.

As a condition to the merger, all of the Company's officers resigned from their respective offices, including Daryl Pollock as Chief Executive Officer, Patrick Forseille as Chief Financial Officer, Bev Funston as Corporate Secretary, and Malcolm Bell as Vice President of Communications. The newly constituted Board appointed new officers of Olympic and each of its subsidiaries, including: Mr. Jeffs as Chairman of the Board; Mr. Rhodes as President and Chief Executive Officer; Daniel Silverman as Chief Operating Officer; Michael B. Young as Chief Financial Officer; and Dallas Parker as Corporate Secretary. The Company has relocated its corporate headquarters to Houston, Texas, but will maintain an office in Vancouver, Canada until at least March 10, 2004.

The merger is more fully described in the Company's Form 8-K filed with the SEC on September 25, 2003, as amended on November 20, 2003. The following management discussion relates to the Company's financial condition and results of operations through September 30, 2003, including the historical financial condition and results of operations of Whittier Energy through the effective date of the merger and the combined financial results of Olympic and Whittier Energy from September 10, 2003 through September 30, 2003.

                               Company Background
                               ------------------

The Company's principal business is the acquisition, exploration, and development of oil and gas properties in the continental United States. The Company's assets consist of operated and non-operated working interests, royalty interests, partnership interests, and mineral acreage in various oil and gas properties, principally located in Louisiana, Texas, Oklahoma, and California, with minor property interests in Colorado, Utah, New Mexico, and Pennsylvania.

Prior to 2002, the Company primarily invested in non-operated working interests, royalty interests, and various limited partnership interests in oil and gas properties, as well as other investments related to the oil and gas industry, such as drilling rig partnerships and private placements in marketable securities in public energy companies. The Company's historical investments were funded through internally generated cash flows from operations.

During 2002, the Company expanded its investment strategy to include the acquisition of oil and gas properties the Company would operate directly. During 2002, the Company completed two significant operated property acquisitions. In April 2002, the Company acquired an 89% working interest in the Beaver Dam Creek Unit in St. Helena Parish, Louisiana ("Beaver Dam Creek") for approximately $3.5 million. In July 2002, the Company acquired a 100% working interest in the Big Wells Field ("Big Wells") in Dimmit County, Texas, for approximately $1.65 million. The Company financed the purchase of the two properties using a combination of available working capital and debt provided by a revolving credit facility from a third party bank (the "Credit Facility"). The Company had $3.55 million of net principal outstanding under the Credit Facility as of December 31, 2002, all of which was used to finance the acquisition of proved developed reserves in Beaver Dam Creek and Big Wells. The Credit Facility is discussed in more detail below.

As of December 31, 2002, the Company had total proved reserves of 1,802,769 barrels of oil equivalent ("boe"), of which 99% was proved developed, including 1,568,404 barrels of oil ("bbls") and 234,365 boe of gas. Comparatively, the Company had total proved reserves of 302,183 boe as of December 31, 2001, all of which was proved developed. The Company increased total proved reserves by approximately 497% from 2001 to 2002, primarily through the acquisitions of Beaver Dam Creek and Big Wells described above, which accounted for 1,434,805 boe, or approximately 80%, of the Company's total proved reserves as of December 31, 2002.

Throughout 2003, the Company continued to execute its strategy to invest in operated and non-operated oil and gas properties, including approximately $440,000 to acquire a 20% operated working interest in the Rayne Field in Acadia Parish, Louisiana in March 2003, the effective acquisition of Olympic's non-operated gas properties (principally in California) through the September 2003 business combination with Olympic (non-cash), and the $1.2 million acquisition of a 62% operated working interest in the Bonnie View Field in Refugio County, Texas in November 2003. The Company financed the purchase of the Rayne Field using available working capital and $360,000 in borrowings from the Credit Facility, while the Bonnie View Field acquisition was financed using $600,000 in working capital and $600,000 in principal from the Company's Credit Facility.

                         Liquidity and Capital Resources
                         -------------------------------

During the nine months ended September 30, 2003, the Company generated approximately $1.67 million in net cash flows from operations and had a net working capital position of approximately $1.24 million. The Company is currently producing, net to its interest, approximately 790 boe per day, including 500 barrels of oil per day and 1.75 million cubic feet of gas per day, and is generating net positive cash flow from its operations. Current production rates are inclusive of the Company's recent acquisition of the Bonnie View Field in November 2003.

As of September 30, 2003, the Company had $4.04 million in principal outstanding under the Credit Facility, of which $750,000 was classified as a current liability payable on or before September 30, 2004. During the nine months ended September 30, 2003, the Company borrowed $560,000 from the Credit Facility, of which $360,000 was utilized for the acquisition of oil and gas properties and $200,000 was utilized for ongoing operations. The Credit Facility provides for a total potential revolving credit line of $15,000,000, the availability of which is determined based on the value of the Company's proved oil and gas reserves. The Credit Facility is collateralized by substantially all of the Company's assets and subjects the Company to various covenants, representations and warranties as established by the underlying credit agreement. The terms and conditions of the Credit Facility are more fully described in Note 9 to the Company's financial statements included herein.

The Company's future liquidity, in both the short and long-term, is principally dependent upon the volume of our oil and gas production, as well as the market price we receive on future sales of that production. The Company's proved reserves as of December 31, 2002 primarily consist of proved developed producing reserves (96.6%), which we believe provide a core basis of future production and internal cash flow necessary to fund the Company's day to day business activities. We do not have any outstanding, material capital commitments at this time, but we are in the process of evaluating various internal capital spending projects to further develop our existing oil and gas properties. We expect to fund any such projects using available cash flow from operations.

The long-term growth of the Company is based on our ability to replace and extend our existing proved oil and gas reserve base, as well as to increase rates of production from new and existing properties in order to generate higher oil and gas revenues. The Company seeks to accomplish steady and sustainable growth of its proved reserves and future production rates through the acquisition, exploration and development of additional oil and gas properties, as well as continued exploitation and development of existing properties. The Company presently intends to fund future growth using a combination of available working capital, third party debt financing, and the issuance of the Company's equity and/or debt securities. The Company, however, has no current plans to issue any additional securities.

The Company intends to have a special meeting of its stockholders on December 16, 2003, to approve the reincorporation of Olympic from Wyoming to Nevada, legally change Olympic's name to Whittier Energy Corporation, and approve a one-for-ten reverse split of the Company's outstanding common stock. If the reverse split is approved, the Company's preferred stock will automatically convert into 600,000 shares of common stock, as adjusted for the one-for-ten reverse split.

Commodity Prices for Oil and Gas

Our revenues, profitability, growth and value are highly dependent upon the price of oil and gas. Market conditions make it difficult to estimate future commodity prices or the impact of inflation on such prices. Commodity prices for oil and natural gas have been historically volatile, and it is likely they will continue to fluctuate in the future. Various factors beyond our control affect prices for oil and natural gas, including supplies available worldwide and within the United States, the ability of OPEC to agree to maintain prices and production controls, political instability or armed conflict in producing regions, the price of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of transportation routes and pipeline capacity, and changes in applicable laws and regulations.

The energy market has recently experienced a period of unusually high commodity prices for crude oil and natural gas, which are generally expected to continue through the short-term. As described above, commodity prices are inherently volatile and no assurances can be made that prices will remain at or near current levels, or that commodity prices will not sharply decline in the future. The Company has a substantial portion of its oil and gas production hedged against commodity price risk through calendar year 2004, including certain crude oil hedging contracts with settlement prices well below current market prices. While the Company's hedging contracts have reduced our overall oil and gas revenues during the nine months ended September 30, 2003, the Company believes its existing hedging instruments will make the Company less vulnerable to the impact of a sharp decline in commodity prices over the next 12-24 month period, in the event such a decline in prices were to occur. The Company's commodity price hedge instruments are more fully described in Note 11 of the Company's financials statements included herein.

Environmental Issues

The oil and gas industry is subject to a high degree of regulation from all levels of government. In addition to safety issues, regulation of the petroleum industry is expected to become increasingly influenced by environmental concerns. For the oil and gas properties the Company operates, we carry general liability insurance in amounts we believe are consistent with industry custom and practice. On our non-operated oil and gas properties, we generally rely upon the operator to carry applicable insurance consistent with industry norms, pursue operating practices which are environmentally responsible and meet all regulatory requirements with respect to health and safety matters. The Company has no material outstanding site restoration or other environmental liabilities, and does not anticipate that it will incur any material environmental liabilities with respect to its properties in the future.

Results of Operations

For the Three Months Ended September 30, 2003 compared with the Three Months Ended September 30, 2002
----------------------------------------------------------------------------

The Company had income of approximately $270,000, or $0.00 per share, for the three months ended September 30, 2003, compared to income of $127,000, or $0.00 per share, for the comparable period ended September 30, 2002. The $143,000 variance primarily relates to increased oil and gas revenues between the two periods.

We generated oil and gas revenues of approximately $1.51 million, or $27.08 per barrel of oil equivalent ("per barrel"), during the quarter ended September 30, 2003, compared to revenues of approximately $1.17 million, or $25.29 per barrel, during the quarter ended September 30, 2002. Production taxes increased from approximately $106,000, or $2.29 per barrel, to $128,000, or $2.30 per barrel, between the comparable periods. The increase in revenues and related production taxes was primarily based upon increases in both commodity prices and oil and gas production between the respective periods. The Company produced approximately 46,224 and 55,614 barrels for the quarters ended September 30, 2002 and 2003, respectively, an increase of approximately 20% between the two periods. The increase in production was primarily driven by the Company's acquisition of the Rayne Field in March 2003 and the acquisition of Olympic's gas properties through the recent business combination of Olympic and Whittier Energy in September 2003, neither of which are reflected in the quarterly financial results as of September 30, 2002.

Olympic's lease operating costs decreased from approximately $468,000, or $10.12 per barrel, for the three months ended September 30, 2002, to approximately $463,000, or $8.33 per barrel, for the three months ended September 30, 2003. Comparative depreciation, depletion and amortization expense ("DD&A") increased from approximately $179,000, or $3.87 per barrel, to $368,000, or $6.62 per barrel, for the same periods. The decrease in operating costs per barrel reflects higher levels of production from the Company's 2003 property acquisitions. The increase in DD&A results from the Company's operated property acquisitions in 2002 and 2003, which carry a higher effective DD&A rate per barrel than the Company's non-operated properties.

General and administrative expenses were approximately $233,000 for the quarter ended September 30, 2003, compared to $171,000 for the comparable period ended September 30, 2002. The increase of $62,000 reflects the Company's enhanced operational activity from the prior period, as well as additional overhead expenditures arising from the recent business combination of Olympic and Whittier Energy.

For the Nine Months Ended September 30, 2003 compared with the Nine Months Ended September 30, 2002
--------------------------------------------------------------------------------

The Company had a loss of approximately $118,000, or $0.00 per share, for the nine months ended September 30, 2003, compared to income of $822,000, or $0.01 per share, for the comparable period ended September 30, 2002. The $940,000 variance primarily relates to two 2003 non-recurring items: the impairment of the Company's partnership investments in two drilling rig partnerships and increased general and administrative costs resulting from the recent merger of Whittier Energy and Olympic.

Olympic generated oil and gas revenues of approximately $4.41 million, or $26.93 per barrel, during the nine months ended September 30, 2003, compared to revenues of approximately $2.56 million, or $22.96 per barrel, during the nine months ended September 30, 2002. Similarly, production taxes increased from approximately $252,000, or $2.26 per barrel, to $443,000, or $2.70 per barrel, between the comparable periods. The increase in revenues and related production taxes were primarily based upon both higher prices for oil and gas and higher production volumes between the respective periods. The Company produced approximately 111,514 and 163,871 barrels for the interim periods ended September 30, 2002 and 2003, respectively, an increase of approximately 47% between the two periods. The increase in production was driven by the Company's acquisition of the Beaver Dam Creek and Big Wells properties in April and July, 2002, respectively. The current interim period reflects a full nine months of production from Beaver Dam Creek and Big Wells, while the comparable 2002 interim period only reflects production from the applicable date of acquisition through September 30, 2002.

Olympic's lease operating costs increased from approximately $1.01 million, or $9.03 per barrel, for the nine months ended September 30, 2002, to approximately $1.63 million, or $9.92 per barrel, for the nine months ended September 30, 2003. DD&A increased from approximately $502,000, or $4.50 per barrel, for the nine months ended September 30, 2002 to $865,000, or $5.28 per barrel, for the interim period ended September 30, 2003. The increase in operating costs and DD&A is directly related to the Company's 2002 acquisition of the Beaver Dam Creek and Big Wells properties. The Company incurred additional operating costs to workover and stimulate existing wells in the acquired properties in order to enhance production. Furthermore, production from the operated property acquisitions carry a higher effective DD&A rate per barrel than the Company's non-operated properties, resulting in higher DD&A being recognized on increased levels of production between the two periods.

General and administrative expenses were approximately $689,000 for the nine months ended September 30, 2003, compared to $345,000 for the comparable period ended September 30, 2002. The increase of $344,000 reflects the Company's enhanced operational activity from the prior period, as well as additional costs relating to the recent business combination of Olympic and Whittier Energy, including approximately $160,000 in legal and professional expenses incurred by Whittier Energy to complete the merger and increased overhead expenditures relating to integration of the two companies.

During the nine months ended September 30, 2003, the Company recognized a loss on impairment of partnership investments of approximately $733,000, due to the total impairment of the Company's investments in the Odin Spirit and the Odin Neptune drilling rig partnerships. The general partner of the Odin Neptune partnership disposed of its principal asset, a semi-submersible rig, for nominal value in July 2003 and the partnership was fully liquidated. The Odin Spirit partnership's principal assets, two jack-up drilling rigs, were disposed of to satisfy its third party creditor, which had foreclosed on the rigs in May 2003. Consequently, the Company fully impaired both investments as of the quarter ended June 30, 2003.

The Company recognized a gain of approximately $862,000 on the sale of various non-operated oil and gas property interests during the nine months ended September 30, 2002 for approximately $1.55 million in gross proceeds. The Company recognized a loss of approximately $31,000 on the sale of a non-operated oil and gas property interest for approximately $36,000 during the comparable interim period in 2003.

Off-Balance Sheet Arrangements

Olympic is not a party to any off balance sheet arrangements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" (defined in Rule 13a-14(c)) refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities and Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. Olympic's Chief Executive Officer and its Chief Financial Officer, who also serves as the principal financial officer, have evaluated the effectiveness of Olympic's disclosure controls and procedures as of the end of the period covered by this quarterly report, and they concluded that, as of such date, Olympic's controls and procedures were effective.

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

                           Part II- Other Information

Item 2 - Changes in Securities

As more fully described in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," on September 10, 2003, WEC, a wholly-owned subsidiary of Olympic, merged with Whittier Energy. In exchange for their Whittier Energy common stock, the former Whittier Energy shareholders received 79,393,161 shares of Olympic's voting common stock, no par value, and 100,000 shares of Series A Convertible Preferred Stock, or preferred stock. Each share of preferred stock is automatically convertible into 60 shares of common stock upon the availability of 6,000,000 additional authorized and unissued shares of common stock necessary to effect the conversion of all of the outstanding preferred stock. The Company issued the shares of common and preferred stock in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The Whittier Energy shareholders had available all material information concerning Olympic and the stock certificates bear an appropriate restrictive legend under the Securities Act of 1933, as amended. No underwriter was involved in the transaction.

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

               (i) 8-K/A Report filed on November 24, 2003, Amendment No. 2 to Report filed on September 25, 2003 - Item 4. Changes in Company's Certifying Accountant .

               (ii) 8-K/A Report filed on November 20, 2003, Amendment No. 1 to
                    Report filed on September 25, 2003 - Item 4. Changes in Company's Certifying Accountant and Item 7. Financial Statements.

               (iii) 8-K Report filed on November 17, 2003 - Item 5. Other
                    Events.

               (iv) 8-K Report filed on November 3, 2003 - Item 5. Other Events.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 24, 2003



                                         Olympic Resources Ltd.


                                         By: /s/ Bryce W. Rhodes
                                         ---------------------------------------
                                         Bryce W. Rhodes
                                         President, Chief Executive Officer,
                                         and Director



                                         By: /s/ Michael B. Young
                                         ---------------------------------------
                                         Michael B. Young
                                         Chief Financial Officer, Treasurer and
                                         Controller (Principal Financial and
                                         Accounting Officer)