Form 10KSB
period 2003-12-31
WHITTIER ENERGY CORP
filed 2004-03-29
CIK 1108520

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
        OF 1934

         For the fiscal year ended December 31, 2003

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _________ to __________



                           WHITTIER ENERGY CORPORATION
                           ---------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Nevada                        0-30598                  20-0539412
           ------                        -------                  ----------
(State or Other Jurisdiction     (Commission File Number)       (IRS Employer
     of Incorporation)                                       Identification No.)

                          3355 West Alabama, Suite 950
                              Houston, Texas 77098
                              --------------------
              (Address of Registrant's Principal Executive Offices)

                                 (713) 850-1880
              (Registrant's telephone number, including area code)

Securities registered under Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                          -----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $6,153,874.

The aggregate market value of the voting Common Stock held by non-affiliates as of March 25, 2004 was $5,192,352. The number of shares of $0.001 par value Common Stock outstanding as of March 25, 2004 was 10,068,589.

This Form 10-KSB is not eligible for and is not in transitional small business disclosure format.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Whittier Energy Corporation, a Nevada corporation ("Whittier"), is an independent oil and gas exploration and production company primarily engaged in the acquisition, exploration and development of oil and gas properties in the continental United States. Whittier's assets consist of operated and non-operated working interests, royalty interests, partnership interests, and mineral acreage in various oil and gas properties, principally located in Louisiana, Texas, Oklahoma, and California, with additional property interests in Colorado, Utah, New Mexico, Wyoming and Pennsylvania.

     As of December 31, 2003, Whittier had three wholly owned subsidiaries, including Whittier Energy Company ("Whittier Energy"), a Nevada corporation, Whittier Operating, Inc. ("Whittier Operating"), a Texas corporation, and Olympic Resources (Arizona) Ltd. ("Olympic Arizona"), an Arizona corporation. Whittier Operating is a direct subsidiary of Whittier Energy. References to "Whittier," "the Company," "we," "us," and "our" refer to Whittier and its subsidiaries as of December 31, 2003, unless indicated otherwise.

     Our business strategy is to rapidly grow the Company using a portfolio investment approach to our capital spending - the majority to acquire lower risk proved oil and gas properties and the remainder on moderate risk exploration and development drilling opportunities. The Company's focus is threefold: i) we continually review and invest in opportunities to acquire producing properties with exploitation potential; ii) we enhance our operated properties through the reduction of operating costs, well recompletions, development drilling, and low to moderate risk exploration in order to add reserves, production and cash flow; and iii) we continually screen third-party generated drilling prospects and selectively participate in those which promise impactive reserve addition opportunities.

Our Formation

     Whittier was originally incorporated in the Province of British Columbia, Canada, in 1986, under the name Global Data Systems Corp. Global Data Systems was later renamed Comtron Enterprises Inc. in November 1989. In October 1993, Comtron Enterprises changed its name to Olympic Resources Ltd. ("Olympic").

     In 1992, Olympic entered into the hard rock exploration mining business, acquiring rights to various international mining concessions in Canada, the United States, and Indonesia. The Company divested of all of its mining interests in 1998, and began acquiring oil and gas properties in Canada and the United States. We disposed of our Canadian oil and gas assets in 2000, and began focusing entirely on U.S. oil and gas properties from that point forward.

     In January 2003, the Company reincorporated into the State of Wyoming from the Province of British Columbia because our principal business activities were and continue to be carried on in the continental United States, and because re-incorporation as a U.S. company would make available certain U.S. federal tax benefits in the event the Company entered into a future business combination or merger with another U.S. corporation.

Recent Developments

     On September 10, 2003, the Company's wholly owned subsidiary, WEC Acquisition, Inc. ("WEC"), a newly formed Wyoming corporation, merged into Whittier Energy, triggering a change in control of the Company (the "Merger"). The Merger was structured as a "reverse triangular merger," causing Whittier Energy to become a wholly owned subsidiary of the Company. Each of Whittier Energy's 100,000 outstanding common shares was exchanged for 79.393142 shares of the Company's voting common stock, $.001 par value ("Common Stock") and one share of Series A Preferred Stock, no par value ("Series A Preferred Stock"). Each share of Series A Preferred Stock was automatically convertible into 6 shares of Common Stock upon the availability of 600,000 additional authorized and unissued shares of Common Stock necessary to effect the conversion of all of the outstanding Series A Preferred Stock. Fractional shares were rounded up to the nearest whole share of Common Stock.

     Although the Company was the legal acquirer in the Merger, Whittier Energy acquired the Company for accounting purposes and we have therefore conformed to Whittier Energy's accounting methods, including the use of a calendar year-end fiscal year and the successful efforts method of accounting for our oil and gas properties.

     The Merger also produced a significant change in the Company's management. Pursuant to the terms of the Merger, Dr. Kenneth Friedman, Patrick Forseille and Alex Montano resigned from our Board of Directors effective September 10, 2003. The remaining Board members, Daryl Pollock and John Pierce, then appointed James
A. Jeffs, David A. Dahl, Arlo G. Sorensen, Bryce W. Rhodes and Charles O. ("Chuck") Buckner to the vacant Board seats. The newly constituted Board then appointed Mr. Jeffs as Chairman of the Board and elected Mr. Rhodes as President and Chief Executive Officer. In addition, the Board elected Daniel Silverman as Chief Operating Officer and Michael B. Young as Chief Financial Officer of the Company. Bev Funston and Malcolm Bell resigned from the offices of Corporate Secretary and Vice President of Communications, respectively, and Dallas Parker was elected to the office of Corporate Secretary.

     The Merger is more fully described in the Company's Form 8-K filed with the SEC on September 25, 2003, as amended to include the audited financial statements of Whittier Energy, on November 20, 2003.

     As part of the corporate restructuring of the Company, in December 2003, our stockholders approved a one-for-ten reverse stock split of the Company's Common stock and the merger of Olympic into a newly formed, wholly owned subsidiary, "Whittier Energy Corporation," a Nevada corporation. On December 31, 2003, Olympic effected the one-for-ten reverse split of its Common Stock and consummated the merger of Olympic with and into Whittier Energy Corporation. As a result of the reverse split, our Series A Preferred Stock automatically converted into shares of the Company's split-adjusted Common Stock. The reverse split did not affect the Company's authorized capital stock, which presently consists of 100,000,000 shares of Common Stock and 1,000,000 shares of preferred stock. As a result of the reverse split and the conversion of the Series A Preferred Stock, there are now approximately 10,068,589 shares of our Common Stock issued and outstanding. No shares of preferred stock of any series are presently outstanding. Whittier Energy's former shareholders now own approximately 85% of the Company's outstanding voting Common Stock.

     As a result of the merger, the legal name of the Company changed from Olympic Resources Ltd. to "Whittier Energy Corporation." Our registered Common Stock began trading on a split-adjusted basis on January 2, 2004, under our new ticker symbol "WHIT." All share amounts included in this filing are presented on a reverse split-adjusted basis.

Marketing

     We market our production of oil and natural gas from our operated properties through typical channels for these products, generally selling our production at local spot market prices, as adjusted for the quality of the crude oil or natural gas produced. Production from our non-operated properties is generally marketed in a similar manner by the respective operator of each property, who then are responsible for distributing the net revenue owed to the property's other working interest and royalty owners. All of our properties are located in the United States and typically have access to existing gathering and distribution systems, which allow production to be delivered and sold at competitive market prices prevalent in the area at that time. Both natural gas and oil are purchased by marketing companies, pipelines, major oil companies, public utilities, industrial customers and other users and processors of petroleum products. We are not confined to, or dependent upon, any one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser, or a few purchasers, would not have a long-term material effect on our business because there are numerous purchasers in the areas in which we sell our production. We have previously hedged a portion of our natural gas and oil production in order to manage our exposure to commodity price volatility and we intend to do so in the future.

Competition

     We compete in the exploration and production segment of the oil and gas industry with a number of other companies. These companies include large multinational oil and gas companies and other independent operators with greater financial resources and more experience than Whittier. We do not hold a significant competitive position in the oil and gas industry. We compete both with major oil and gas companies and with independent producers for, among other things, rights to develop oil and gas properties, access to limited pipeline capacity, procurement of available materials and resources, and hiring qualified personnel. We have not experienced any difficulties in sourcing and acquiring the raw materials necessary to conduct our operations and do not have any suppliers that we are principally dependent upon with regards to providing such raw materials.

Risks of Oil and Gas Activities

     Estimates of Proved Oil and Gas Reserves. Petroleum engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, including:

     o historical production from the area compared with production from other analogous producing properties;
     o    the assumed effects of regulations by governmental agencies;
     o    assumptions concerning future oil and gas prices; and
     o assumptions concerning future operating costs, severance and excise taxes, development costs and workover and remedial costs.

     As all reserve estimates are to some degree subjective, each of the following items may differ materially from those assumed in estimating reserves:

     o    the quantities of oil and gas that are ultimately recovered;
     o    the timing of the recovery of oil and gas reserves;
     o    the production and operating costs incurred; and
     o    the amount and timing of future development expenditures.

     Actual production, revenues and expenditures with respect to reserves will vary from estimates and the variances may be material. The discounted future net revenues included in this document should not be considered as the market value of the reserves attributable to our properties. As required by the SEC, the estimated discounted future net revenues from proved reserves are generally based on prices and costs as of the year-end balance sheet date, while actual future prices and costs may be materially higher or lower than those utilized for SEC estimates included herein.

     Volatility of Oil and Gas Prices. Our future success is largely dependent on oil and gas prices, which are extremely volatile. Any substantial or extended decline in the price of oil and gas below current levels could have a material adverse effect on our business operations and future revenues. Moreover, oil and gas prices depend on factors we cannot control, such as:

     o supply and demand for oil and gas and expectations regarding supply and demand;
     o    weather;
     o    actions by the Organization of Petroleum Exporting Countries, or OPEC;
     o political conditions in other oil-producing and gas-producing countries including the possibility of insurgency or war in such areas;
     o    general economic conditions in the United States and worldwide; and
     o    governmental regulations.

     With respect to our business, prices of oil and gas will affect the Company's future:

     o    revenues, cash flows and earnings;
     o ability to attract capital to finance its operations and the cost of such capital;
     o    amount that it is allowed to borrow; and
     o    value of its oil and gas properties.

     We have hedged a significant portion of our production in order to reduce our exposure to oil and gas price volatility, as well as to achieve more predictable cash flows from our oil and gas properties. Hedging will prevent Whittier from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge agreement. In a typical hedge transaction, Whittier has the right to receive from the hedge counterparty the excess of the fixed price specified in the hedge agreement over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, Whittier must pay the counterparty this difference multiplied by the quantity hedged even if Whittier had insufficient production to cover the quantities specified in the hedge agreement. Accordingly, if Whittier has less production than it has hedged when the floating price exceeds the fixed price, Whittier must make payments against which there are no offsetting sales of production. If these payments become too large, the remainder of Whittier's business may be adversely affected.

     Reserve Replacement. The future success of the Company depends on our ability to find, develop and acquire additional oil and gas reserves that are economically recoverable which, in itself, is dependent on oil and gas prices. Without continued successful exploitation, acquisition or exploration activities, our reserves and revenues will decline as a result of our current reserves being depleted by production. Whittier may not be able to find or acquire additional reserves at acceptable costs.

     Market Demand for Oil and Gas. Our success is also materially dependent upon the demand for oil and gas. The availability of a ready market for our oil and gas production depends on a number of factors beyond Whittier's control, including the demand for and supply of oil and gas, the availability of alternative energy sources, the proximity of reserves to, and the capacity of, oil and gas gathering systems, pipelines or trucking and terminal facilities. If there is no market for the oil and gas that we produce, Whittier will be unable to sell its production. We may also have to shut-in some of our wells temporarily due to a lack of market or adverse weather conditions including hurricanes. If the demand for oil and gas diminishes, Whittier's financial results would be negatively impacted.

     Risks of Operating Oil & Gas Properties. The oil and gas business involves certain operating hazards such as:

     o    well blowouts;
     o    cratering;
     o    explosions;
     o    uncontrollable flows of oil, gas or well fluids;
     o    fires;
     o    pollution; and
     o    releases of toxic gas.

     Any of these operating hazards could cause serious injuries, fatalities or property damage, which could expose Whittier to liabilities. The payment of any of these liabilities could reduce, or even eliminate, the funds available for exploration, development, and acquisition, or could result in a loss of Whittier's properties.

     We maintain insurance against many potential losses and liabilities arising from our operations in accordance with customary industry practices and in amounts that we believe to be prudent. However, our insurance does not protect us against all operational risks. The insurance market in general and the energy insurance market in particular has been a difficult market over the past several years. Insurance costs are expected to continue to increase over the next few years and Whittier may decrease coverage and retain more risk to mitigate future cost increases. If Whittier incurs substantial liability and the damages are not covered by insurance or are in excess of policy limits, or if Whittier incurs liability at a time when Whittier is not able to obtain liability insurance, then its business, results of operations and financial condition could be materially adversely affected.

Federal and State Regulatory Requirements

     Our drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. State and federal statutes and regulations govern, among other matters, the amounts and types of substances and materials that may be released into the environment, the discharge and disposition of waste materials, the reclamation and abandonment of wells and facility sites and remediation of contaminated sites. They also require permits for drilling operations, drilling bonds and reports concerning operations. The states where we own properties and conduct exploration activities, and other states where we may acquire properties, may have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of the spacing, plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas we can produce from our wells, if any, and to limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes an ad valorem, production or severance tax with respect to the production and sale of crude oil, natural gas and gas liquids within its jurisdiction.

Environmental Regulations

     Our exploration, production and marketing operations are regulated extensively at the federal and state and local levels. These regulations affect the costs, manner and feasibility of our operations. As an owner of oil and gas properties, we are subject to federal, state and local regulation of discharge of materials into, and protection of, the environment. We have no material outstanding site restoration or other environmental liabilities, and we do not anticipate that we will incur any material environmental liabilities with respect to our properties in the future. We believe we utilize operating practices that are environmentally responsible and meet, or exceed, regulatory requirements with respect to environmental and safety matters. We carry general liability insurance in amounts we believe are consistent with industry custom and practice. Notwithstanding the above, however, we may be required to make significant expenditures in our efforts to comply with the requirements of these environmental regulations, which may impose liability on us for the cost of pollution clean-up resulting from operations, subject us to liability for pollution damages and require suspension or cessation of operations in affected areas. Changes in or additions to regulations regarding the protection of the environment could increase our compliance costs and might hurt our business.

     We are subject to state and local regulations that impose permitting, reclamation, land use, conservation and other restrictions on our ability to drill and produce. These laws and regulations can require well and facility sites to be closed and reclaimed. We generally acquire and develop interests in oil and gas properties that have been operated in the past, and as a result of these transactions we may retain or assume clean-up or reclamation obligations for our own operations or those of third parties.

     We have not incurred any material costs relating to our compliance with federal, state or local laws during the year ended December 31, 2003.

Employees

     As of March 25, 2004, we have 4 full-time employees. We use the services of independent consultants and contractors to perform various professional services, particularly in the areas of operational accounting, field level production, construction, design, well-site surveillance, permitting and environmental assessment. We believe that we have excellent relationships with our employees and independent contractors and consultants.

Our Executive Offices and Website

     Our principal executive offices are located at 3355 West Alabama, Suite 950, Houston, Texas 77098 and our telephone number is (713) 850-1880. Our website is http://www.whittierenergy.com. We make available, free of charge, through our website, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

                           Forward-Looking Statements

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

ITEM 2. DESCRIPTION OF PROPERTIES

Oil and Gas Properties

     Our assets consist of operated and non-operated working interests, royalty interests, partnership interests, and mineral acreage in various oil and gas properties. As of March 25, 2004, the Company operates four properties in Texas and Louisiana that have gross production of approximately 600 barrels of oil per day ("Bopd") and 1.5 million cubic feet of gas per day ("Mmcfd") (400 Bopd and 440 Mcfd net). We also own non-operated interests in fields located in the Gulf Coast, Oklahoma, Wyoming, California, Colorado, New Mexico, Utah, and Pennsylvania that have a combined net daily production of 75 Bopd and 1.3 Mmcfd. Our material properties are described below.

Beaver Dam Creek Unit

     This property, located 40 miles northeast of Baton Rouge in St Helena Parish, Louisiana, was acquired by the Company in April 2002. There are six producing oil wells and two saltwater disposal wells. The Company holds an 89% working interest with a 69.5% revenue interest. The field produces from the upper and lower sands of the Tuscaloosa formation at approximately 14,500 feet. During 2003, gross daily production has averaged 280 barrels of oil and 140 Mcf of gas. Since its discovery in 1988, the field has cumulative production of 5.2 million barrels and 2.1 Bcf of gas. Subsequent to acquiring the field, we took steps to improve operating efficiencies and economics by installing larger pumping units and downhole pumps to produce more fluid. The Company also took steps to resize compression and gas handling facilities to match current production levels. The corresponding reduction in fuel use resulted in an increase in gas and natural gas liquids sales. We are currently working on a project to re-enter and sidetrack a well left idle by the previous operator and attempt to establish additional production. Beaver Dam Creek's proved reserves are 96% oil and accounted for approximately 40% of our total year-end proved reserves.

Bonnie View Field

     We acquired a 62% working interest (50.84% revenue interest) in this field located in Refugio County, Texas in November 2003. The lease is located 45 miles north of Corpus Christi and was producing approximately 75 barrels of oil per day and 300 Mcf per day from 2 gas wells and 2 oil wells when acquired. There is also a saltwater disposal well and 3 shut-in wells. The field produces from sands at depths of approximately 4,700' - 5,600'. Subsequent to the acquisition, we installed a smaller, more appropriately sized compressor, which minimized fuel usage in the field. This has allowed the Company to convert a well used primarily for fuel gas to a well that is producing 25 Bopd and 100 Mcfd of additional gas sales. The Company has also recently purchased an additional 10% working interest (8.2% revenue interest) in the field and is planning to drill a new well on or near the top of the structure during 2004. Bonnie View's proved reserves consist of 61% gas and 39% oil and represent approximately 10.5% of our total proved reserves as of December 31, 2003.

Big Wells Field

     We acquired a 100% working interest (75% revenue interest) in this field in Dimmit County, Texas in July 2002. It is located 45 miles southwest of San Antonio and there are 15 active oil wells. During 2003, gross daily production averaged 195 barrels of oil and 57 Mcf of gas. The wells produce from the San Miguel and Lo East sands between 5,500' and 6,000'. Since acquiring the property, the Company has successfully added perforations and fracture treated non-producing Lo East sands in three wells, incrementally increasing field production (after taking historical field declines into account) by over 50 barrels of oil per day since the Company's purchase of the property. Future work identified by the Company may include drilling a new well in the southwestern section of the field. Big Wells underlying proved reserves are 94% oil and represent 25.4% of our total year-end proved reserves.

Rayne Field

     In March 2003, we acquired a 21% working interest (17% net revenue interest) in this field located in Acadia Parish, Louisiana near Lafayette. The field has cumulative production in excess of 1 Tcf of gas and 5 million barrels of oil since its discovery in the 1950's. Gross daily production from the two operated active wells in the field was approximately 900 Mcfd through December 2003. There are 14 inactive wells and one saltwater disposal well. There are approximately 12 producing horizons in this field ranging from 10,000' to 13,500'. The Company believes that the upside potential of this field lies in testing previously bypassed potential pay sands and re-opening shut-in wells to determine if they will produce at economic rates under compression. As an example, the Company recently recompleted an inactive well to a shallower producing interval. The well is producing at rates of approximately 100 Mcfd and 10 Bopd and is awaiting state approval for unit designation. In addition, a working interest owner has proposed a well to test an oil prospect in a deeper interval that we believe can be reached by sidetracking an existing inactive well. The Rayne field is less than 3% of our total proved reserves and is approximately 84% gas.

Hamel Field

     The Hamel Field in Colorado County, Texas is located about 60 miles southwest of Houston. As of December, 2003, 6 wells were producing approximately
1.1 Mmcf per day and 55 Bopd (195 Mcfd and 10 Bopd, net) from a suite of Wilcox sands between 8,500' and 9,800'. There is one additional well that produces from the deeper Edwards sand at approximately 12,000'. A predecessor to Whittier Energy first invested in this field in 1986, seeing an opportunity to explore for bypassed reserves in a field that had been abandoned by a major oil company. Since 1986, the operator drilled or re-entered five wells and performed approximately a dozen recompletion procedures. Whittier's average working interest is 22% (18% net revenue interest). In addition to the proved reserves, the Company believes that there may be other unexplored opportunities remaining in this field. Hamel's underlying reserves are 89% gas and represent 8.5% of the Company's total proved reserves as of December 31, 2003.

Lost Dome Field

     The Lost Dome unit lies in Natrona County, Wyoming, about 40 miles northwest of Casper. During 2003, the 6 well field produced approximately 440 Bopd (66 Bopd net) from the Tensleep formation at about 5,600'. Whittier Energy participated in the discovery of this field in 1998 and owns an 18.75% working interest (15% net revenue interest). No additional development in the field is currently planned. Lost Dome's underlying proved reserves are 100% oil and are approximately 4.1% of our total year-end proved reserves.

Greater Mayfield Area

     The Company has small working interests (1% or less) in 8 producing wells in Beckham County, Oklahoma, which are operated by Chesapeake Energy. The Company participated in the drilling of these deep (18,500'-24,000'), geo-pressured gas wells over the last three years. The wells have been very prolific and have gross current production of approximately 70 Mmcf per day (500 Mcfd, net). The revenue from these wells, which produce from the Hunton, Morrow and Springer formations, is becoming an important source of cashflow for the Company. In addition to the 8 producers, there are 4 wells currently drilling or completing and two wells expected to be drilled later in 2004. These gas wells account for approximately 2% of our end of year proved reserves.

Cascade Field

     We participated in four wells with approximately a 5% working interest in this field located in north Los Angeles County, California. We sold our interest in Cascade in February 2004 for $525,000. Management believes that the timing was appropriate to monetize this long-lived non-operated asset in the current price environment, in order to re-deploy the proceeds to other operated property investments. As of December 31, 2003, Cascade represented less than 2.5% of the Company's underlying proved reserves.

East Corning / Victor Ranch Fields

     We also own various non-operated working interests in 11 active gas wells in the East Corning and Victor Ranch fields in Tehama County, California. As of December 31, 2003, net daily production was approximately 500 Mcfd from these properties. The operator has recently proposed a new well, which we are reviewing. These 100% gas wells comprise approximately 2% of the Company's year-end proved reserves.

Other Non-Operated Properties

     We own working interests and royalties directly and through partnerships in numerous wells and fields that individually are not significant, but in the aggregate contribute meaningfully to our cashflow and account for approximately 5% of the Company's proved reserves as of December 31, 2003. The operators range from major oil companies to small private independents and the assets are located in California, Colorado, Utah, New Mexico, Oklahoma and Texas. In some cases there are opportunities to make incremental additional investments in developing certain properties or working over wells or to buy the interests of other owners. We are continually monitoring these assets and will add to them or dispose of them when favorable opportunities arise or they are found to be under performing.

Oil and Gas Reserves

     The following table presents the Company's net proved and proved developed reserves of December 31, 2003, 2002 and 2001, respectively, and the net present values as of such dates (based on an annual discount rate of 10%) of the estimated future net revenues from the production and sale of those reserves. All of our oil and gas properties are located in the United States.

                                                As of the Year Ended December 31,
                                              2003             2002            2001
                                           -------------------------------------------
Total Proved Reserves:
Oil (Bbls)                                    1,462,770        1,568,404       145,915
Gas (Mcf)                                     2,988,550        1,406,188       937,610
                                           -------------------------------------------
Total Barrel of Oil Equivalent (Boe)          1,960,862        1,802,769       302,183
                                           ===========================================

Present value of estimated future net
    revenues before income taxes,
    discounted at 10% (in thousands)       $     21,250     $     17,283    $    1,785
                                           ===========================================

Total Proved Developed Reserves:
Oil (Bbls)                                    1,462,770        1,559,029       145,915
Gas (Mcf)                                     2,676,060        1,397,800       937,610
                                           -------------------------------------------
Total Barrel of Oil Equivalent (Boe)          1,908,780        1,791,996       302,183
                                           ===========================================

     The Company's estimates of proved reserves for the years ended December 31, 2003 and 2002, respectively, were taken from independent evaluations prepared by H.J. Gruy and Associates, Inc., in accordance with the requirements established by the Securities and Exchange Commission. No reserve estimates have been filed with any Federal authority or other agency since January 1, 2003.

Net Quantities of Oil and Gas Produced

     The following table summarized sales volumes, sales prices and production cost information for our net oil and gas production for each of the three years ended December 31, 2003:

                                                   As of the Year Ended February 28,
                                               2003                2002            2001
                                           -------------------------------------------------
Net sales volumes
     Oil (bbls)                                    166,510          129,613          47,986
     Gas (mcf)                                     446,760          160,508         112,348
Average sales price
     Oil (per Bbl)                             $     24.36      $     23.55     $     22.59
     Gas (per Mcf)                             $      4.72      $      3.65     $      6.10
Average production costs (per Boe):
    Production taxes                           $      2.66      $      2.34     $      2.36
    Lease Operating Expense                           8.79            10.44            8.34
                                           -------------------------------------------------
Total average production costs                 $     11.45      $     12.78     $     10.70
                                           -------------------------------------------------

Productive Wells and Acreage

Productive Wells and Developed Acreage

     The Company owns various working and royalty interests in productive oil and gas wells, as well as developed and undeveloped oil and gas acreage, all of which are located onshore in the United States. Productive wells are wells currently producing commercial quantities of crude oil or natural gas, or wells capable of producing commercial quantities, which do not require significant additional capital investment to bring onto production. Developed acreage consists of lease acres spaced or assignable to production, including leases held by production, where wells have been drilled to allow the production of commercial quantities of oil or natural gas.

     As of December 31, 2003, Whittier had interests in 207 gross productive wells (32 net wells), of which 156 were gross oil wells (24 net oil wells) and 51 were gross gas wells (8 net gas wells). There was only 1 productive multiple completion well. Production was from approximately 29,943 gross developed acres (8,276 net acres).

Undeveloped Acreage

     As of December 31, 2003, we held interests in approximately 15,810 gross undeveloped acres (1,003 net undeveloped acres).

Drilling Activity

     During the three years ended December 31, 2003, our net interests in exploratory and development wells drilled were as follows:

                                    2003                            2002                            2001
                         Productive         Dry          Productive         Dry          Productive          Dry
------------------------------------------------------------------------------------------------------------------
Gross Wells
  Exploratory                3               -               2               1                -               3
  Development                3               -               3               -                4               -
                       -------------------------------------------------------------------------------------------
     Total                   6               -               5               1                4               3
                       ===========================================================================================

Net Wells
  Exploratory               .22              -              .11             .10               -              .68
  Development               .07              -              .21              -               .61              -
                       ------------------------------------------------------------ ------------------------------
     Total                  .29              -              .32             .10              .61             .68
                       ===========================================================================================

     A well is considered productive when a determination is made during the drilling of the well that it is capable of producing commercial quantities of oil or natural gas and should therefore be completed. All of the Company's wells are located in the United States.

Present Activities
------------------

     As of December 31, 2003, we were participating in the drilling of 4 deep gas wells (.04 net wells), as well as performing re-completions of 2 existing wells (1.06 net wells), with one located in each of the Beaver Dam Creek and Rayne Fields, respectively.

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

Item 4. Submission of Matters to a Vote of Security Holders

     On December 16, 2003, Whittier held a special meeting of its stockholders, whereby its shareholders approved: (i) an amendment to the Company's articles of incorporation to effect a one-for-ten reverse stock split of the Company's outstanding Common Stock; and (ii) the ratification and approval of an Agreement and Plan of Merger providing for the merger of Olympic Resources Ltd. with and into Whittier Energy Corporation, a Nevada corporation and a wholly owned subsidiary of Olympic. The reverse stock split and merger of Olympic into Whittier Energy Corporation are more fully described in "Item 1. Description of Business."

     The number of shares voted and withheld with respect to each particular matter voted upon by Whittier's shareholders were as follows:

     1) Approval of the one-for-ten reverse stock split:

           For             Against           Withheld       Broker Non-Votes
        --------------------------------------------------------------------

        7,582,120           9,370              None               None

     2) Approval of merger with and into Whittier Energy Corporation:

           For             Against           Withheld       Broker Non-Votes
        --------------------------------------------------------------------

        7,592,270           5,640              None               None


Item 5. Market for Common Equity and Related Stockholder Matters

Market Information and Holders of Common Stock

     Our Common Stock is traded on the OTC Bulletin Board under the symbol "WHIT". The following table sets forth the high and low sales prices, obtained from the OTC bulletin Board, relating to our Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual sales prices of transactions.

                              Year Ended                  Year Ended
                           December 31, 2003           December 31, 2002
        Quarter          High Bid      Low Bid      High Bid        Low Bid
    ----------------------------------------------------------------------------

     First Quarter         $2.10        $1.20         $5.00          $0.80
    Second Quarter         $2.80        $1.40         $2.55          $1.20
     Third Quarter         $3.20        $1.50         $2.80          $1.50
    Fourth Quarter         $2.50        $1.30         $2.10          $1.30

     As of March 25, 2004, we had approximately 97 shareholders of record and 1,100 non-registered shareholders who owned shares of our Common Stock. We have not paid any dividends during the last two fiscal years ended December 31, 2003 and we do not anticipate that any dividends will be declared or paid on our Common Stock in the immediate or foreseeable future.

Recent Sales of Unregistered Securities

     As more fully described in Part I, Item 2. "Management's Discussion and Analysis," on September 10, 2003, WEC, a wholly owned subsidiary of the Company, merged with and into Whittier Energy. In exchange for their Whittier Energy common stock, the former Whittier Energy shareholders received 7,939,358 shares of the Company's voting Common Stock, $.001 par value, and 100,000 shares of Series A Preferred Stock, which automatically converted into 600,000 shares of Common Stock on December 31, 2003. The Company issued the shares of its Common and Preferred Stock with reliance upon the exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended. The Whittier Energy shareholders had available all material information concerning the Company and the stock certificates bear an appropriate restrictive legend under the Securities Act of 1933, as amended. No underwriter was involved in the transaction.

Securities Authorized for Issuance Under Equity Compensation Plans

         As of December 31, 2003, the following equity securities were authorized for issuance under the Company's existing compensation plans:

                                Number of Securities to be
                                  Issued upon Exercise of     Weighted-Average Exercise      Number of Securities
                                   Outstanding Options,         Price of Outstanding        Remaining Available for
        Plan Category               Warrants and Rights              Securities                 Future Issuance
-------------------------------------------------------------------------------------------------------------------

Equity Compensation Plans
 Approved by Security Holders (1)         187,500                       $1.95                       37,888
Equity Compensation Plans Not
 Approved by Security Holders               N/A                          N/A                          N/A

(1) Reflects Amended Fixed Number Stock Option Plan approved by the Company's stockholders in August 2002.

     On December 16, 2003, our Board of Directors adopted the Whittier Energy Corporation Long-Term Incentive Plan (the "Option Plan") for the purposes of attracting and retaining able persons and providing incentives and reward opportunities to employees, advisors, outside directors and consultants through the ownership and performance of our Common Stock. The Option Plan is subject to approval by our shareholders. We will submit the Option Plan to our shareholders for their approval at our next annual meeting.

     We have reserved, subject to shareholder approval, 1,560,000 shares of Common Stock for issuance upon the exercise of options granted under the Option Plan. As of March 25, 2004, options for a total of 729,000 shares of Common Stock have been granted by the Company's Compensation Committee, with a weighted average exercise price of $1.75 per share.

     The Option Plan provides for the discretionary grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, to employees, and for the grant of nonqualified stock options, stock appreciation rights, dividend equivalents, restricted stock and other incentive awards to employees, outside directors and consultants. The Option Plan provides that the Company cannot issue incentive stock options pursuant to the plan after December 16, 2013.

     The Compensation Committee of our Board of Directors administers the Option Plan and thereby has the power to determine the terms of the options or other awards granted, including the exercise price of the options or other awards, the number of shares subject to each option or other award, the exercisability thereof and the form of consideration payable upon exercise. In addition, the Compensation Committee has the authority to amend, suspend or terminate the Option Plan, provided that no such action may affect any share of Common Stock previously issued and sold or any option previously granted under the Option Plan without the consent of the holder.

     The exercise price of all stock options granted under the Option Plan shall not be less than 100% of the fair market value of the Common Stock on the date of grant. The term of all options granted under the Option Plan may not exceed ten years. Each option and other award are exercisable during the lifetime of the optionee only by such optionee. Options granted under the Option Plan must generally be exercised within 90 days after the end of optionee's status as an employee, director or consultant, or within one year after such optionee's termination by disability or death, respectively, but in no event later than the expiration of the option's term.

     The Option Plan provides that in the event of certain corporate transactions, the Compensation Committee may accelerate the vesting of outstanding options, cancel the outstanding options and pay qualified participants, adjust outstanding options and other awards pursuant to the terms of the corporate transaction, or provide a substitute option or award issued by the acquiring entity. Corporate transactions include: (1) a merger or consolidation in which the Company is not the surviving entity or it survives only as a subsidiary of another unrelated entity, (2) a transfer of ownership of more than 50% of the Company's voting stock occurs, or (3) the sale, lease, transfer or other disposition of all or substantially all of the assets of the Company.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business Combination of the Company and Whittier Energy

     On September 10, 2003, WEC merged with and into Whittier Energy with Whittier Energy surviving the Merger to become a wholly owned subsidiary of the Company. Although the Company was the legal acquirer of Whittier Energy and continues as a publicly traded entity, Whittier Energy was the acquirer for accounting purposes. As a result, the Company has conformed to Whittier Energy's accounting methods on a prospective basis, including the use of a calendar year-end and reporting our oil and gas activities using the successful efforts method of accounting. The Merger is more fully described in the Company's Form 8-K filed with the SEC on September 25, 2003, as amended on November 20, 2003.

     The following management discussion relates to the Company's financial condition and results of operations through December 31, 2003, including the historical financial condition and results of operations of Whittier Energy through the effective date of the Merger and the combined financial results of the Company from September 10, 2003 through December 31, 2003.

Company Background

     Whittier's principal business is the acquisition, exploration, and development of oil and gas properties in the continental United States. Our assets consist of operated and non-operated working interests, royalty interests, partnership interests, and mineral acreage in various oil and gas properties, principally located in Louisiana, Texas, Oklahoma, and California, with minor property interests in Colorado, Utah, New Mexico, Wyoming, and Pennsylvania.

     Our business strategy is focused on the following:

     o Pursuit of Strategic Acquisitions. We continually review opportunities to acquire producing properties, leasehold acreage, and drilling prospects. We seek to acquire operational control of properties that we believe have significant exploitation and exploration potential. We are especially focused on increasing our holdings in fields and basins in which we already own an interest. Whittier has historically invested approximately 70% - 80% of available capital on producing property acquisitions.

     o Participation in Exploration and Exploitation Activities. Whittier continually screens exploration and exploitation opportunities generated by industry partners. The Company has historically expended up to 30% of its available capital on these highly impactive opportunities. The Cascade, Greater Mayfield, Hamel and Lost Dome properties are examples of the successful implementation of this strategy.

     o Further Development of Existing Properties. We intend to further develop our properties that have proved reserves. We seek to add proved reserves and increase production through detailed technical analysis of our properties, and by drilling in-fill locations and selectively recompleting existing wells. We also plan to drill step-out wells to expand known field limits where applicable. We intend to enhance the efficiency and quality control of these value-added activities by operating the majority of our properties with development potential.

     o Rationalization of Property Portfolio. Whittier actively pursues opportunities to reduce and control operating costs of our existing properties and new acquisitions through the consolidation of overlapping operations, the sale of marginal properties and small interests and by increasing the number of fields we operate as a percentage of our total properties.

     o Maintenance of Financial Flexibility. We believe our base of internally generated cash flow and other financial resources will provide the financial flexibility to pursue additional acquisitions of producing properties, develop project inventory and participate in outside generated exploration projects.

     We strive to maintain a low overhead structure by outsourcing certain operational accounting functions and drilling activities. Also, through our ownership interest in Rincon Partners LLC, a geologic and geophysical consulting group, the Company has gained access to high levels of technical expertise and advanced seismic processing and interpretation which Management views as a critical advantage in assessing viable drilling prospects and acquisitions.

     Prior to 2002, the Company invested in non-operated working interests, royalty interests, and various limited partnership interests in oil and gas properties, as well as other investments related to the oil and gas industry, such as drilling rig partnerships and private placements in marketable securities in public energy companies. Our historical investments were funded through internally generated cash flows from operations. During 2002, we expanded our investment strategy to include the acquisition of oil and gas properties we would operate directly. During 2002, the Company completed two significant operated property acquisitions. In April 2002, Whittier Energy acquired an 89% working interest in the Beaver Dam Creek Unit in St. Helena Parish, Louisiana for approximately $3.5 million. In July 2002, Whittier Energy acquired a 100% working interest in the Big Wells Field in Dimmit County, Texas, for approximately $1.65 million. We financed the purchase of the two properties using a combination of available working capital and debt provided by a revolving credit facility from a third party bank (the "Credit Facility"). The Company had $3.55 million of net principal outstanding under the Credit Facility as of December 31, 2002, all of which was used to finance the acquisition of proved developed reserves in Beaver Dam Creek and Big Wells. The Credit Facility is discussed in more detail below.

     Throughout 2003, we continued to execute our strategy to invest in operated and non-operated oil and gas properties, including $400,000 to acquire an approximate 21% operated working interest in the Rayne Field in Acadia Parish, Louisiana in March 2003, the effective acquisition of our non-operated gas properties (principally in California) through the September 2003 business combination with Olympic (non-cash), and the $1.2 million acquisition of a 61.38% operated working interest in the Bonnie View Field in Refugio County, Texas in November 2003. The Company financed the purchase of the Rayne Field using available working capital and $360,000 in borrowings from the Credit Facility, while the Bonnie View Field acquisition was financed using $600,000 in working capital and $600,000 in principal from the Company's Credit Facility. In February and March 2004, the Company acquired an additional 10% interest in the Bonnie View Field utilizing proceeds from its February 2004 sale of its non-operating interest in the Cascade Unit for $525,000.

     As of December 31, 2003, the Company had total proved reserves of 1,960,862 barrels of oil equivalent ("Boe"), consisting of 1,462,770 barrels of oil and 2,989 million cubic feet of gas ("Mmcf"), of which 97% is considered proved developed producing. Comparatively, we had total proved reserves of 1,802,769 Boe and 302,183 Boe as of December 31, 2002 and December 31, 2001, respectively. This represents an 8.8% increase in proved reserves from 2002 and a 549% increase from 2001.

Liquidity and Capital Resources

     During the year ended December 31, 2003, the Company generated approximately $2.17 million in net cash flows from operations and had a net working capital position of approximately $467,000. The Company is currently producing, net to its interest, approximately 765 Boe per day, including 474 barrels of oil per day ("Bopd") and 1.75 million cubic feet of gas per day ("Mmcfd"), and is generating net positive cash flow from its operations. Current production rates are inclusive of the Company's recent acquisition of the Bonnie View Field and the disposition of our interest in Cascade in February 2004.

     As of December 31, 2003, the Company had $4.51 million in principal outstanding under the Credit Facility, of which $560,000 was classified as a current liability payable on or before December 31, 2004. During the current year, we borrowed $1,160,000 from the Credit Facility, of which $960,000 was utilized for the acquisition of oil and gas properties and $200,000 was utilized for ongoing operations. The Credit Facility provides for a total potential revolving credit line of $15,000,000, the availability of which is determined based on the value of the Company's proved oil and gas reserves. The Credit Facility is collateralized by substantially all of the Company's assets and subjects the Company to various covenants, representations and warranties as established by the underlying credit agreement. The terms and conditions of the Credit Facility are more fully described in Note 6 to the Company's financial statements included herein.

     The Company's future liquidity, in both the short and long-term, is principally dependent upon the volume of our oil and gas production, as well as the market price we receive on future sales of that production. The Company's proved reserves as of December 31, 2003 primarily consist of proved developed producing reserves (97%), which we believe provide a core basis of future production and internal cash flow necessary to fund our day-to-day business activities. We do not have any outstanding, material capital commitments at this time, but we are in the process of evaluating various internal capital spending projects to further develop our existing oil and gas properties. We expect to fund any such projects using available cash flow from operations.

     The long-term growth of the Company is based on our ability to replace and extend our existing proved oil and gas reserve base, as well as to increase rates of production from new and existing properties in order to generate higher oil and gas revenues. The Company seeks to accomplish steady and sustainable growth of its proved reserves and future production rates through the acquisition, exploration and development of additional oil and gas properties, as well as continued exploitation and development of existing properties. We presently intend to fund future growth using a combination of available working capital, third party debt financing, and the issuance of our equity and/or debt securities.

Results of Operations
---------------------

For the Year Ended December 31, 2003 compared with the Year Ended December 31, 2002

     We generated a net loss of approximately $222,000, or $0.02 per share, for the year ended December 31, 2003, compared to net income of $491,000, or $0.05 per share, for the comparable period ended December 31, 2002. The $713,000 variance primarily relates to two 2003 non-recurring items: the impairment of the Company's partnership investments in two drilling rig partnerships and increased general and administrative costs resulting from the Merger.

     We generated oil and gas revenues of approximately $6.15 million, or $25.54 per Boe, during 2003, compared to revenues of approximately $3.64 million, or $23.29 per Boe in 2002. Similarly, current year production taxes were approximately $642,000, or $2.66 per Boe, compared to $366,000, or $2.34 per Boe, in 2002. The increase in revenues and related production taxes were primarily based upon both higher production volumes and higher prices for oil and gas between the respective periods. We produced approximately 240,970 for the year ended December 31, 2003, which as an increase of approximately 54% from the 156,364 Boe produced for the year ended December 31, 2002. Approximately 57% of our increase in oil and gas production was based on the impact of our 2002 acquisitions of the Beaver Dam Creek and Big Wells Fields, which were on production for all of 2003 versus only a partial year for 2002. The current year acquisitions of interests in the Rayne Field (March 2003), East Corning/Victor Ranch properties (September 2003), and the Bonnie View Field (November 2003), accounted for 10% of the current year production increase. The Company's non-operated working interests represented 33% of the increase in production from 2002, primarily driven by our participation in the deep gas well drilling program in the Greater Mayfield Area (76%) and enhanced production in the Hamel Field (20%), as well as miscellaneous other non-operated properties (4%).

     Although our lease operating costs ("LOE") increased from approximately $1.63 million to $2.12 million for the years ended December 31, 2002 and 2003, respectively, our LOE per unit of production decreased by 16% from $10.44 per Boe to $8.79 per Boe between the two periods. Depletion, depreciation, and amortization ("DD&A") increased from approximately $828,000, or $5.30 per Boe, for the year ended December 31, 2002, to $1,368,000, or $5.68 per Boe, for the year ended December 31, 2003. The increase in operating costs and DD&A is primarily related to the Company's acquisition activity described above, but also includes non-recurring operating costs to workover and stimulate existing wells in the Beaver Dam Creek and Big Wells Fields in order to enhance production. Furthermore, production from the recent operated property acquisitions carry a higher effective DD&A rate per Boe than the Company's original non-operated properties.

     General and administrative expenses were approximately $1,316,000 for the year ended December 31, 2003, compared to $590,000 for the comparable period ended December 31, 2002. The increase of $726,000 reflects our enhanced operational activity from the prior year, including transitioning to an oil and gas operator and from a private to a public company. Non-recurring costs relating to the Merger include approximately $215,000 in legal and professional expenses and approximately $115,000 in expenditures relating to the integration of the two companies, including maintaining an office in Vancouver for a period of six months after closing the Merger, and holding a Special Meeting of our stockholders to approve the reverse stock split and reincorporation of Olympic into Whittier Energy Corporation.

     During the year ended December 31, 2003, we recognized a loss on impairment of partnership investments of approximately $733,000, due to the total impairment of our investments in the Odin Spirit and the Odin Neptune drilling rig partnerships. The general partner of the Odin Neptune partnership disposed of its principal asset, a semi-submersible rig, for nominal value in July 2003 and the partnership was fully liquidated. The Odin Spirit partnership's principal assets, two jack-up drilling rigs, were disposed of to satisfy its third party creditor, which had foreclosed on the rigs in May 2003. Consequently, the Company fully impaired both investments as of the quarter ended June 30, 2003.

     The Company recognized a gain of approximately $873,000 on the sale of various non-operated oil and gas property interests during 2002 for approximately $1.51 million in gross proceeds. Comparatively, we recognized a gain of approximately $24,000 on the sale of two non-operated oil and gas property interests for approximately $116,000 during the comparable period in 2003.

Off-Balance Sheet Arrangements

     We are not a party to any off balance sheet arrangements.

Item 7. Financial Statements

     The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statements".

Index to Consolidated Financial Statements

         Independent Auditor's Report                                      F-1

         Consolidated Balance Sheets as of December 31, 2003
           and December 31, 2002                                           F-2

         Consolidated Statements of Operations for the years ended
           December 31, 2003 and 2002                                      F-4

         Consolidated Statements of Cash Flows for the years ended
            December 31, 2003 and 2002                                     F-6

         Consolidated Statements of Changes in Stockholders' Equity
           for the years ended December 31, 2003 and 2002                  F-8

         Notes to Consolidated Financial Statements                        F-9

         Supplemental Information - Disclosures About
           Oil and Gas Producing
           Activities -  Unaudited                                        F-28

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     After completion of the Merger on September 10, 2003 between the Company and Whittier Energy, the Board of Directors recommended and approved the selection of the accounting firm of Brown Armstrong Paulden McCown Starbuck & Keeter ("Brown Armstrong"), Whittier Energy's historical independent accountants, to replace the firm of J.H. Cohn LLP ("J.H. Cohn"), the Company's independent accountants as of the date of the Merger.

     J.H. Cohn did not resign or decline to stand for reelection, but were dismissed as part of the change of control to allow the appointment of Brown Armstrong as the Company's principal accountants. J.H. Cohn's opinion regarding the financial statements of the Company for the last two fiscal years did not contain an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. We are not aware of any disagreements with the Company's former accountant during the past two most recent fiscal years and the subsequent interim period up to the date of dismissal on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure. Additionally, there were no reportable events pursuant to Item 304(a)(iv) of Regulation S-B under the Securities Act of 1933.

     The Company previously disclosed the change in its principal accountants in its Form 8-K/A filed with the Securities and Exchange Commission on November 24, 2003. At that time, the Company provided J.H. Cohn with a copy of the disclosures made therein in response to the disclosures required by Regulation S-K, Item 304(a). The former accountant was provided an opportunity to furnish the Company with a letter addressed to the Commission stating its agreement and absence of any disagreement with the statements made by the Registration in response to this Item, which was attached as an Exhibit to the Form 8-K/A at the time it was filed.

     On May 6, 2003, prior to the Company's Merger with Whittier Energy, Davidson & Company resigned as the Company's principal independent accountant, as it was mutually agreed that the Company needed to retain a principal independent accountant specializing in U.S. Generally Accepted Accounting Principles in conjunction with Olympic's reincorporation into the State of Wyoming in January 2003. On May 6, 2003, the Company's board of directors approved and authorized the engagement of J. H. Cohn LLP, 5415 Oberlin Drive, San Diego, California, U.S.A. 92121, as the Company's principal independent accountant.

     Davidson & Company's audit reports regarding Olympic's financial statements for the two fiscal years ended February 28, 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles. Furthermore, during Olympic's last two fiscal years ended February 28, 2003 and the subsequent period up to Davidson & Company resignation as Olympic's principal independent accountants, there were no disagreements between Davidson & Company and Olympic which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Davidson & Company, would have caused Davidson & Company to make reference to the subject matter of the disagreements in connection with its audit reports during the applicable time periods.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The term "disclosure controls and procedures" (defined in Rule 13a-15(e)) refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities and Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. Whittier's Chief Executive Officer and Chief Financial Officer, who also serves as the principal accounting officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing of this annual report, and they concluded that, as of such date, Whittier's controls and procedures were effective.

                                    PART III

Item 9. Directors, Executive Officers, and Control Persons of the Registrant.

     The information required by Items 401, 405 and 406 of Regulation S-B in the Company's definitive Proxy Statement for its 2003 annual meeting, to be filed within 120 days of December 31, 2003 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2004 Proxy Statement") is incorporated herein by reference.

Item 10. Executive Compensation

     The information required by Item 402 of Regulation S-B in the Company's 2004 Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by Items 201(d) and 403 of Regulation S-B in the Company's 2004 Proxy Statement is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

     The information responsive to Item 404 of Regulation S-B in the Company's 2003 Proxy Statement is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this Annual Report:

  Number                            Exhibit
  ------                            -------

    2.1      Agreement, dated July 8, 2003, among the Company, WEC
             Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.1 of Olympic Resources Ltd.'s
             Quarterly Report, as amended, on Form 10-QSB/A for the quarterly period ended May 31, 2003
    2.2 First Amendment to the Agreement dated August 28, 2003, among the Company, WEC Acquisition, Inc. and Whittier Energy
             Company, incorporated by reference to Exhibit 2.2 of the Company's Form 8-K dated September 25, 2003
    2.3 Second Amendment to the Agreement dated September 9, 2003, among the Company, WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.3 of the Company's Form 8-K dated September 25, 2003
    2.4 Agreement and Plan of Merger, dated July 8, 2003, between WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.2 of Olympic Resources Ltd.'s
             Quarterly Report, as amended, on Form 10-QSB/A for the quarterly period ended May 31, 2003
    2.5      First Amendment to the Agreement and Plan of Merger, dated
             August 29, 2003, between WEC Acquisition, Inc. and Whittier
             Energy Company, incorporated by reference to Exhibit 2.5 of the Company's Form 8-K dated September 25, 2003
    2.6 Second Amendment to the Agreement and Plan of Merger, dated September 9, 2003, between WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.6 of the Company's Form 8-K dated September 25, 2003
    2.7* Plan and Agreement of Merger, dated December 17, 2003, between Olympic Resources Ltd. and Whittier Energy Corporation
    3.1      Articles of Incorporation, dated November 13, 2003, for
             Whittier Energy Corporation, incorporated by reference to
             Exhibit 3.1 of the Company's Form 8-K dated January 2, 2004
    3.2      Corporate Bylaws, dated November 13, 2003, for Whittier
             Energy Corporation, incorporated by reference to Exhibit 3.2 of the Company's Form 8-K dated January 2, 2004
    4.1 Registration Rights Agreement, dated September 9, 2003, by and among Whittier Energy Company on behalf of its shareholders and Olympic Resources Ltd. on behalf of certain holders of the Company's warrants, options, or both, incorporated by reference to Exhibit 4.1 of the Company's
             Form 8-K dated September 25, 2003
    4.2 Warrant Agreement between Olympic Resources Ltd. and Daryl Pollock, dated September 9, 2003, incorporated by reference to Exhibit 4.1 of the Company's Form 8-K dated September 25, 2003
    4.3* Credit Agreement by and among Whittier Energy Company, Whittier Operating, Inc. and Compass Bank dated July 17, 2002
    4.4* First Amendment to Credit Agreement, dated July 17, 2002, by and among Whittier Energy Company, Whittier Operating, Inc. and Compass Bank dated March 10, 2003
    4.5* Second Amendment to Credit Agreement, dated July 17, 2002, by and among Whittier Energy Company, Whittier Operating, Inc. and Compass Bank dated September 9, 2003
    4.6* Unlimited Guarantee by Olympic Resources Ltd. for the benefit of Compass Bank dated September 26, 2003
    4.7* Stock Pledge Agreement between Olympic Resources Ltd. and Compass Bank dated September 26, 2003
    4.8* Stock Pledge Agreement between Whittier Energy Company and Compass Bank dated September 26, 2003

  Number                            Exhibit
  ------                            -------

   10.1*     Purchase and Sale Agreement between Cabot Oil & Gas Corporation and
             Whittier Energy Company dated March 28, 2002
   10.2*     Purchase and Sale Agreement by and between SUE-ANN Operating, L.C.
             and Whittier Energy Company dated June 20, 2002
   10.3*     Consulting Agreement between Olympic Resources Ltd. and Daryl
             Pollock dated September 9, 2003
   10.4      Stock Option Plan dated effective August 21, 2002,
             incorporated by reference to Olympic Resources Ltd.'s Form
             10-KSB for the year ended February 28, 2003
   16.1      Notification letter dated November 24, 2003 from J.H. Cohn
             LLP to the Securities and Exchange Commission regarding
             change of certifying accountant for Olympic Resources Ltd., incorporated by reference to Exhibit 16 of the Company's Form
             8-K/A dated November 24, 2003
   16.2      Notification letter dated May 6, 2003 from Davidson & Company
             Chartered Accountants to the Securities and Exchange
             Commission regarding change of certifying accountant for
             Olympic Resources Ltd., incorporated by reference to Exhibit
             16 of the Company's Form 10-KSB for the year ended February
             28, 2003
    21*      Subsidiaries of Whittier Energy Corporation
   23.1*     Consent of Brown Armstrong Paulden McCown Starbuck & Keeter
             Accountancy Corporation
   23.2*     Consent of H.J. Gruy and Associates, Inc.
   31.1*     Certification of Chief Executive Officer, pursuant to
             Rule 13a-14(a) under the Securities Exchange Act
   31.2*     Certification of Chief Financial Officer, pursuant to
             Rule 13a-14(a) under the Securities Exchange Act
   32.1*     Certification of Chief Executive Officer and Chief Financial
             Officer, pursuant to 18 U.S.C. Section 1350

       * Filed herein.

(b) The following reports on Form 8-K were filed during the quarter ended December 31, 2003:

     (i)  Form 8-K filed on December 22, 2003 - Item 5. Other Events.

    (ii) Form 8-K/A filed on November 24, 2003, Amendment No. 2 to Form 8-K filed on September 25, 2003 - Item 4. Changes in Company's Certifying Accountant .

   (iii) Form 8-K/A filed on November 20, 2003, Amendment No. 1 to Form 8-K filed on September 25, 2003 - Item 4. Changes in Company's Certifying Accountant and Item 7. Financial Statements.

    (iv)  Form 8-K filed on November 17, 2003 - Item 5. Other Events.

     (v)  Form 8-K filed on November 3, 2003 - Item 5. Other Events.

Item 14. Principal Accountant Fees and Services.

     The information responsive to Item 9(e) of Schedule 14A in the Company's 2004 Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WHITTIER ENERGY CORPORATION.


Dated:  March 25, 2004                     /s/ Bryce W. Rhodes
                                           ------------------------------------
                                           Bryce W. Rhodes, President,
                                              CEO and Director


                                           /s/ Michael B. Young
                                           ------------------------------------
                                           Michael B. Young, CFO, Treasurer,
                                              and Principal Accounting Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date               Name and Title                      Signature
----               --------------                      ---------


March 25, 2004     Charles O. Buckner, Director        /s/ Charles O. Buckner
                                                       -------------------------


March 25, 2004     David A. Dahl, Director             /s/ David A. Dahl
                                                       -------------------------


March 25, 2004     James A. Jeffs, Chairman            /s/ James A. Jeffs
                                                       -------------------------


March 25, 2004     John Pierce, Director               /s/ John Pierce
                                                       -------------------------


March 25, 2004     Daryl Pollock, Director             /s/ Daryl Pollock
                                                       -------------------------


March 25, 2004     Bryce W. Rhodes, Director,
                     President & CEO                   /s/ Bryce W. Rhodes
                                                       -------------------------


March 25, 2004     Arlo G. Sorensen, Director          /s/ Arlo G. Sorensen
                                                       -------------------------

                                  Exhibit Index

  Number                                 Exhibit

    2.1      Agreement, dated July 8, 2003, among the Company, WEC
             Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.1 of Olympic Resources Ltd.'s
             Quarterly Report, as amended, on Form 10-QSB/A for the quarterly period ended May 31, 2003
    2.2 First Amendment to the Agreement dated August 28, 2003, among the Company, WEC Acquisition, Inc. and Whittier Energy
             Company, incorporated by reference to Exhibit 2.2 of the Company's Form 8-K dated September 25, 2003
    2.3 Second Amendment to the Agreement dated September 9, 2003, among the Company, WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.3 of the Company's Form 8-K dated September 25, 2003
    2.4 Agreement and Plan of Merger, dated July 8, 2003, between WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.2 of Olympic Resources Ltd.'s
             Quarterly Report, as amended, on Form 10-QSB/A for the quarterly period ended May 31, 2003
    2.5      First Amendment to the Agreement and Plan of Merger, dated
             August 29, 2003, between WEC Acquisition, Inc. and Whittier
             Energy Company, incorporated by reference to Exhibit 2.5 of the Company's Form 8-K dated September 25, 2003
    2.6 Second Amendment to the Agreement and Plan of Merger, dated September 9, 2003, between WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.6 of the Company's Form 8-K dated September 25, 2003
    2.7* Plan and Agreement of Merger, dated December 17, 2003, between Olympic Resources Ltd. and Whittier Energy Corporation
    3.1      Articles of Incorporation, dated November 13, 2003, for
             Whittier Energy Corporation, incorporated by reference to
             Exhibit 3.1 of the Company's Form 8-K dated January 2, 2004
    3.2      Corporate Bylaws, dated November 13, 2003, for Whittier
             Energy Corporation, incorporated by reference to Exhibit 3.2 of the Company's Form 8-K dated January 2, 2004
    4.1 Registration Rights Agreement, dated September 9, 2003, by and among Whittier Energy Company on behalf of its shareholders and Olympic Resources Ltd. on behalf of certain holders of the Company's warrants, options, or both, incorporated by reference to Exhibit 4.1 of the Company's
             Form 8-K dated September 25, 2003
    4.2 Warrant Agreement between Olympic Resources Ltd. and Daryl Pollock, dated September 9, 2003, incorporated by reference to Exhibit 4.1 of the Company's Form 8-K dated September 25, 2003
    4.3* Credit Agreement by and among Whittier Energy Company, Whittier Operating, Inc. and Compass Bank dated July 17, 2002
    4.4* First Amendment to Credit Agreement, dated July 17, 2002, by and among Whittier Energy Company, Whittier Operating, Inc. and Compass Bank dated March 10, 2003
    4.5* Second Amendment to Credit Agreement, dated July 17, 2002, by and among Whittier Energy Company, Whittier Operating, Inc. and Compass Bank dated September 9, 2003
    4.6* Unlimited Guarantee by Olympic Resources Ltd. for the benefit of Compass Bank dated September 26, 2003
    4.7* Stock Pledge Agreement between Olympic Resources Ltd. and Compass Bank dated September 26, 2003
    4.8* Stock Pledge Agreement between Whittier Energy Company and Compass Bank dated September 26, 2003

  Number                                 Exhibit
  ------                                 -------

   10.1*     Purchase and Sale Agreement between Cabot Oil & Gas Corporation and
             Whittier Energy Company dated March 28, 2002
   10.2*     Purchase and Sale Agreement by and between SUE-ANN Operating, L.C.
             and Whittier Energy Company dated June 20, 2002
   10.3*     Consulting Agreement between Olympic Resources Ltd. and Daryl
             Pollock dated September 9, 2003
   10.4      Stock Option Plan dated effective August 21, 2002,
             incorporated by reference to Olympic Resources Ltd.'s Form
             10-KSB for the year ended February 28, 2003
   16.1      Notification letter dated November 24, 2003 from J.H. Cohn
             LLP to the Securities and Exchange Commission regarding
             change of certifying accountant for Olympic Resources Ltd., incorporated by reference to Exhibit 16 of the Company's Form
             8-K/A dated November 24, 2003
   16.2      Notification letter dated May 6, 2003 from Davidson & Company
             Chartered Accountants to the Securities and Exchange
             Commission regarding change of certifying accountant for
             Olympic Resources Ltd., incorporated by reference to Exhibit
             16 of the Company's Form 10-KSB for the year ended February
             28, 2003
    21*      Subsidiaries of Whittier Energy Corporation
   23.1*     Consent of Brown Armstrong Paulden McCown Starbuck & Keeter
             Accountancy Corporation
   23.2*     Consent of H.J. Gruy and Associates, Inc.
   31.1*     Certification of Chief Executive Officer, pursuant to
             Rule 13a-14(a) under the Securities Exchange Act
   31.2*     Certification of Chief Financial Officer, pursuant to
             Rule 13a-14(a) under the Securities Exchange Act
   32.1*     Certification of Chief Executive Officer and Chief Financial
             Officer, pursuant to 18 U.S.C. Section 1350

                              FINANCIAL STATEMENTS
                                      WITH
                          INDEPENDENT AUDITOR'S REPORT


                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                      FOR

                          WHITTIER ENERGY CORPORATION

                           WHITTIER ENERGY CORPORATION



                        CONSOLIDATED FINANCIAL STATEMENTS




                                TABLE OF CONTENTS



                                                                           Page
                                                                           ----


Independent Auditor's Report...............................................  F-1


Consolidated Financial Statements
---------------------------------

Consolidated Balance Sheets................................................  F-2

Consolidated Statements of Operations......................................  F-4

Consolidated Statements of Cash Flows......................................  F-6

Consolidated Statement of Changes in Stockholders' Equity..................  F-8

Notes to Consolidated Financial Statements.................................  F-9

Supplemental Information - Disclosures About
     Oil and Gas Producing Activities - Unaudited.......................... F-28

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Whittier Energy Corporation
Houston, Texas


We have audited the accompanying consolidated balance sheets of Whittier Energy Corporation and its subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. We have also audited the balance sheet of Whittier Energy Corporation and its subsidiary as of December 31, 2002, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly in all material respects the financial position of Whittier Energy Corporation and its subsidiaries at December 31, 2003, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2002 financial statements present fairly, in all material respects, the financial position of Whittier Energy Corporation and its subsidiary as of December 31, 2002, and the results of operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, as of January 1, 2003.


                                  /s/ BROWN ARMSTRONG PAULDEN
                                      McCOWN STARBUCK & KEETER
                                      ACCOUNTANCY CORPORATION
                                      -----------------------
                                      BROWN ARMSTRONG PAULDEN
                                      McCOWN STARBUCK & KEETER
                                      ACCOUNTANCY CORPORATION



Bakersfield, California
March 5, 2003

                           WHITTIER ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)





                                                              As of December 31,
                                                               2003        2002
                                                             -------     -------

Assets
Current assets:
   Cash and cash equivalents                                 $ 1,037     $   302
   Accounts receivable                                         1,199         631
   Income tax receivable (Note 5)                                 38         246
   Prepaid assets                                                 76        --
                                                             -------     -------

Total current assets                                           2,350       1,179

Restricted cash and cash equivalents                            --            25
Deferred income tax assets (Note 5)                              883         661
Investments in partnerships (Note 3)                             240       1,035
Investments in marketable securities (Note 2)                    775         598
Oil and gas properties (successful efforts method),
     furniture and equipment, net (Note 4)                    10,369       7,724
                                                             -------     -------

Total assets                                                 $14,617     $11,222
                                                             =======     =======


                           WHITTIER ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                 As of December 31,
                                                                  2003       2002
                                                                 -------    -------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                              $ 1,304    $   393
   Taxes payable                                                      19         16
   Note payable, current portion (Note 6)                            560       --
                                                                 -------    -------
Total current liabilities                                          1,883        409

Deferred income tax liability (Note 5)                             1,513      1,260
Note payable  (Note 6)                                             3,945      3,550
Asset retirement obligation                                           69       --
Commodity price hedging contracts (Note 10)                          574        434
                                                                 -------    -------
Total liabilities                                                  7,984      5,653

Stockholders' equity (Note 7):
Common stock, no par value, 100,000,000 shares authorized
   and 10,046,296 shares issued and outstanding as of
   December 31, 2003  and December 31, 2002, respectively             10         10
Additional paid-in capital                                         2,694      1,412
Accumulated other comprehensive loss, unrealized loss
   on marketable securities, net of taxes of $270,882 and
   $321,782, for the periods ended December 31, 2003,
   and December 31, 2002, respectively (Note 2)                     (503)      (598)
Accumulated other comprehensive loss, hedging contracts,
   net of taxes of $200,912 and $151,948 for the periods ended
   December 31, 2003 and December 31, 2002, respectively
   (Note 10)                                                        (373)      (282)
Retained earnings                                                  4,805      5,027
                                                                 -------    -------
Total stockholders' equity                                         6,633      5,569
                                                                 -------    -------

Total liabilities and stockholders' equity                       $14,617    $11,222
                                                                 =======    =======

See accompanying notes.


                           WHITTIER ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)


                                                          Year Ended December 31,
                                                             2003         2002
                                                           -------      -------

Oil and gas revenues                                       $ 6,154      $ 3,641


Costs and expenses:
    Lease operating expenses                                 2,117        1,632
    Production taxes                                           642          366
    Depreciation, depletion, and amortization                1,368          828
    Impairment of oil and gas properties                       156          247
    General and administrative expenses                      1,316          590
                                                           -------      -------

Total costs and expenses                                     5,599        3,663
                                                           -------      -------

Income from operations                                         555          (22)

Other income/(expense):
   Interest and dividend income                                  3           59
   Interest expense                                           (204)        (160)
   Gain from property sales                                     24          873
   Partnership income                                           19            5
   Impairment of partnership investments                      (733)        --
                                                           -------      -------

Other income/(expense)                                        (891)         777
                                                           -------      -------

Income/(loss) before income taxes and
     cumulative effect of change in
     accounting principle                                     (336)         755
Provision for income tax benefit/(provision)                   120         (264)
                                                           -------      -------
Income/(loss) before cumulative effect
     of change in accounting principle                        (216)         491
Cumulative effect of change in accounting
     principle                                                  (6)        --
                                                           -------      -------
Net income/(loss)                                          $  (222)     $   491
                                                           =======      =======


                           WHITTIER ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)


                                                       Year Ended December 31,
                                                         2003            2002
                                                     -----------     -----------

Basic and dilutive earnings per share:
Income/(loss) per share before cumulative
    effect of change in accounting principle         $     (0.02)    $      0.05
Cumulative effect of change in
    accounting principle                                    --              --
                                                     -----------     -----------
Net income/(loss) per share                          $     (0.02)    $      0.05
                                                     ===========     ===========

Weighted average number of shares
   outstanding (basic and dilutive)                   10,046,296      10,046,296
                                                     ===========     ===========

Basic shares outstanding                              10,046,296      10,046,296
Dilutive securities outstanding:
   Stock options and warrants                               --              --
                                                     -----------     -----------
Diluted shares outstanding, assuming
   conversion of dilutive securities                  10,046,296      10,046,296
                                                     ===========     ===========

See accompanying notes.


                           WHITTIER ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                           Year Ended December 31,
                                                               2003       2002
                                                             -------    -------
Cash flows from operating activities
Net income/(loss)                                            $  (222)   $   491

Adjustments to reconcile net income/(loss) to
   net cash used in operating activities:
     Depreciation, depletion, and amortization                 1,368        828
     Deferred income taxes                                        30        567
     Gain on the sale of oil and gas properties                  (24)      (873)
     Impairment of oil and gas properties                        156        247
     Partnership income                                          (19)        (5)
     Impairment of partnership investments                       733       --
     Cumulative effect of change in accounting principal           6       --
     (Increase)/decrease in restricted cash                       25        (25)
     (Increase)/decrease in accounts receivable                 (568)      (385)
     (Increase)/decrease in prepaids and other
        receivables                                              132       (176)
     Increase/(decrease) in accounts payable                     911        244
     Increase/(decrease) in taxes payable                          3          5
     Net current liabilities acquired in acquisition
        of Olympic Resources Ltd.                               (359)      --
                                                             -------    -------
Net cash provided from operating activities                    2,172        918
                                                             -------    -------

Cash flows from investing activities
Investment in oil and gas properties                          (3,299)    (6,673)
Proceeds from sale of oil and gas properties                      30      1,511
Investments in partnerships                                     (141)      (286)
Distributions from partnerships                                  222        140
Repayment on note receivable                                    --        1,160
Investment in marketable securities                             --         (902)
Proceeds from the sale of marketable securities                   31       --
                                                             -------    -------
Net cash used in investing activities                         (3,157)    (5,050)
                                                             -------    -------

Cash flows from financing activities
Dividends paid to shareholders                                  --         --
Cash acquired in merger with Olympic                             765       --
Loan payments                                                   (205)    (2,768)
Proceeds from loans                                            1,160      6,318
                                                             -------    -------
Net cash provided from financing activities                    1,720      3,550
                                                             -------    -------


                           WHITTIER ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                             Year Ended December 31,
                                                                  2003     2002
                                                                 -----     ----

Net increase (decrease) in cash and cash equivalents               735     (582)
                                                                 =====     ====

Cash and cash equivalents at beginning of period                   302      884
                                                                 =====     ====

Cash and cash equivalents at end of period                       1,037      302
                                                                 =====     ====

Supplemental cash flow disclosure
       Interest paid                                               204      160
                                                                 =====     ====
        Income taxes paid                                         --       --
                                                                 =====     ====

Supplemental schedule of non-cash
   investing and financing activities
       Marketable securities received as repayment of
          note receivable                                         --        902
                                                                 =====     ====
       Book value of oil and gas properties exchanged             --        334
                                                                 =====     ====
       Unrealized (gain)/loss on marketable securities             (95)     428
                                                                 =====     ====
       Unrealized (gain)/loss on hedge contracts                    91      282
                                                                 =====     ====

See accompanying notes


                                                  WHITTIER ENERGY CORPORATION
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         (In Thousands)


                                        Common Stock                                                  Accumulated
                                  ------------------------   Series A                                    Other
                                     Shares                  Preferred      Paid in       Retained   Comprehensive
                                  Outstanding     Amount       Stock        Capital       Earnings    Income (Loss)    Total
                                   ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balance at December 31, 2001       10,046,296           10         --           1,412         4,536          (170)        5,788
Unrealized holding loss
  on available for sale
  marketable securities, net of
  deferred taxes                         --           --           --            --            --            (428)         (428)
Unrealized loss on fair value
  of hedging contracts, net
  of deferred taxes                      --           --           --            --            --            (282)         (282)
Net income                               --           --           --            --             491          --             491
                                   ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balance at December 31, 2002       10,046,296           10         --           1,412         5,027          (880)        5,569

Unrealized holding gain
  on available for sale
  marketable securities, net of
  deferred taxes                         --           --           --           --            --              95            95
Unrealized loss on fair value
  of hedging contracts, net
  of deferred taxes                      --           --           --            --            --             (91)          (91)

Paid-in-capital from the
  acquisition of Olympic
  Resources Ltd.                         --           --           --           1,282          --            --           1,282

Issuance of Series A Preferred
  Stock                                  --           --             83          --            --            --              83

Conversion of Series A Preferred
  Stock                                  --           --            (83)         --            --            --             (83)

Net income                               --           --           --            --            (222)         --            (222)
                                   ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balance at December 31, 2003       10,046,296           10         --           2,694         4,805          (876)        6,633
                                   ==========   ==========   ==========    ==========    ==========    ==========    ==========


See accompanying notes

                                                             F-8

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Whittier Energy Corporation, formerly Olympic Resources Ltd, a Nevada corporation ("Whittier"), is an independent oil and gas exploration and production company engaged in the acquisition, exploration and development of oil and gas properties in the continental United States. As of December 31, 2003, Whittier had three wholly owned subsidiaries, including Whittier Energy Company ("Whittier Energy"), a Nevada corporation, Whittier Operating, Inc. ("Whittier Operating"), a Texas Corporation, and Olympic Resources (Arizona) Ltd. ("Olympic Arizona"), an Arizona corporation. Whittier Operating is a direct subsidiary of Whittier Energy. References to the "Company" refer to Whittier and its subsidiaries as of December 31, 2003.

Whittier was originally incorporated in the Province of British Columbia, Canada, in 1986, under the name Global Data Systems Corp., a Canadian corporation. Global Data Systems was later renamed Comtron Enterprises Inc. in November 1989. In October 1993, Comtron Enterprises changed its name to Olympic Resources Ltd. ("Olympic").

In January 2003, Olympic re-incorporated into the State of Wyoming from the Province of British Columbia, as the Company's principal activities were carried on in the U.S. and re-incorporation as a U.S. company would provide various U.S. tax benefits in the event Olympic was to enter into a future business combination or merger with another U.S. corporation. No such reorganization was proposed at the time of the re-incorporation, however.

On September 10, 2003, Olympic's wholly owned subsidiary, WEC Acquisition, Inc. ("WEC"), a Wyoming corporation, merged into Whittier Energy, triggering a change in control of the Company (the "Merger"). WEC was formed by Olympic during the quarter ended September 30, 2003, solely for the Merger, whereby WEC merged with and into Whittier Energy with Whittier Energy surviving the Merger to become the wholly owned subsidiary of the Company. In exchange for their Whittier Energy common stock, the Whittier Energy shareholders received shares of the Company's voting common stock and Series A Convertible Preferred Stock ("Series A Preferred Stock"). The Merger is more fully discussed in Note 12.

As part of the corporate restructuring of the Company, in December 2003 the Company's stockholders approved a one-for-ten reverse stock split of the Company's common stock and the merger of Olympic into a newly formed, wholly owned subsidiary, "Whittier Energy Corporation," a Nevada corporation. On December 31, 2003, Olympic affected the one-for-ten reverse split of its common stock and consummated the merger of Olympic with and into Whittier Energy Corporation. As a result of the reverse split, the Company's Series A Preferred Stock automatically converted into shares of the Company's split-adjusted common stock. Whittier Energy's former shareholders now own approximately 85% of the Company's outstanding voting common stock. See Note 7.

This summary of significant accounting policies of the Company are presented to assist in understanding its financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Nature of Operations and Organization
-------------------------------------

The Company's assets consist primarily of operated and non-operated working interests, royalty interests, partnership interests, and mineral acreage in nine states. In March 2002, Whittier Energy formed Whittier Operating to manage the Company's operated oil and gas properties, including two oil and gas properties acquired by Whittier Energy during 2002 and two additional operated properties acquired in the first quarter and fourth quarter of 2003, respectively.

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation and Combination
-------------------------------------------

Although the Company was the legal acquirer of Whittier Energy and continues as a publicly traded entity, Whittier Energy was the acquirer for accounting purposes. As a result, the Company has conformed to Whittier Energy's accounting methods on a prospective basis, including the use of a calendar year-end and reporting its oil and gas activities using the successful efforts method of accounting. For SEC reporting purposes, the Company presents Whittier Energy's historical financial statements up to the effective date of the Merger and combined financial results thereafter. Accordingly, the consolidated financial statements for the year ended December 31, 2003 include the financial results of Whittier and Olympic Arizona, from the effective date of the Merger through December 31, 2003, as well as the accounts of Whittier Energy and Whittier Operating for the entire calendar year 2003. The Company's consolidated financial statements for the year ended December 31, 2002 only include the accounts of Whittier Energy and Whittier Operating. All material intercompany transactions have been eliminated.

The Company accounts for its investments in oil and gas partnerships and joint ventures using the proportionate consolidation method, whereby our proportionate share of each entity's assets, liabilities, revenues, and expenses are included in the appropriate classification in the consolidated financial statements. Investment interests in partnerships less than 20%, where the Company has limited liability and no significant influence over the investee, are accounted for using the cost method, whereby the investment is recorded at the lower of cost or fair market value and cash distributions are treated as return of capital and are only recognized in income when cumulative distributions exceed the Company's cost basis in the investment.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of these financial statements requires the use of estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the estimate of the Company's proved oil and gas reserves prepared by an independent engineering consultant. Such estimates are subject to various uncertainties inherent in the estimation of quantities of proved reserves. Estimated reserves are used in the calculation of depletion, depreciation and amortization as well as the Company's assessment of proved oil and gas properties for impairment.

Cash and Cash Equivalents
-------------------------

Cash equivalents include cash on hand and on deposit, and highly liquid debt instruments with original maturities of three months or less. The Company classified amounts as restricted cash as of December 31, 2002 to provide a bond to the State of Louisiana for oil and gas properties held by the Company within Louisiana. The bond was later collateralized using the Company's excess borrowing base under its existing credit agreement, and the cash bond was refunded to the Company.

Accounts Receivable
-------------------

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

Marketable Securities
---------------------

The Company classifies its investments in marketable securities as available for sale. Such investments are carried in the financial statements at fair value. Realized gains and losses, determined using the first-in, first-out (FIFO) method, are included in earnings, and unrealized holding gains and losses are excluded from net income and reported in other comprehensive income (loss). The Company periodically reviews its investments in marketable securities to determine if a permanent impairment exists, recognizing any resulting permanent impairment in earnings in the period such a determination is made.

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Oil and Gas Property and Equipment (Successful Efforts)
-------------------------------------------------------

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

The Financial Accounting Standards Board ("FASB"), in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable." The provisions of SFAS 144 are applicable to proved properties and costs of wells and related equipment. Periodically, if there is a large decrease in oil and gas reserves or production on a property, or if a dry hole is drilled on or near one of its properties, the Company will review the properties for impairment. SFAS 144 also established guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS 144 is calculated as the difference between the carrying amount of the asset and its fair value. If the carrying amount exceeds the discounted future net revenues, an impairment is recognized equal to the difference between the carrying value and the discounted estimated future net revenues of that property, which closely reflects fair market value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met.

Under the successful efforts method of accounting for oil and gas properties, the Company periodically assesses its proved properties for impairments by comparing the aggregate net book value of its proved properties with their aggregate undiscounted future net cash flows. The Company performs a periodic review for impairment of proved properties on a field by field basis. Unamortized capital costs are measured on a field basis and are reduced to fair value if it is determined that the sum of expected undiscounted future net cash flows is less than the net book value. The Company determines if an impairment has occurred through either adverse changes or as a result of its periodic review for impairment. Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values.

Sales of proved and unproved oil and gas properties are recognized in income as gain or loss on property sales, equal to the difference between the proceeds received less the net remaining book basis of the properties transferred. The Company determines net book basis as the difference between the gross cost basis of the property less accumulated depletion, depreciation and amortization through the date of sale.

Equipment and Fixtures
----------------------

Equipment and fixtures are stated at cost and depreciated over the estimated useful lives of the assets, which range from three to seven years, using the straight-line method. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gains or losses are included in income.

Maintenance and repairs, which neither materially add to the value of the property nor appreciably prolong its life, are charged to expense as incurred. Gains or losses on the dispositions of property and equipment, other than oil and gas, are reflected in the Company's results from operations.

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Income Taxes
---------------------

Under SFAS No. 109, "Accounting for Income Taxes," deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provision of the applicable tax laws in effect at that time. Deferred taxes are reduced by a valuation allowance for the amount of any deferred tax benefit the Company does not expect to be realized. See "Note 5 - Income Taxes."

Revenue Recognition
-------------------

Crude oil and natural gas revenues are recognized after production takes place, when the sale is completed and the risk of loss transfers to a third party purchaser. The Company utilizes the entitlement method to account for its revenues from sales of its oil and gas production. The Company does not have any significant gas imbalances relating to its oil and gas properties. Undistributed oil and gas revenues due to third parties from the properties the Company operates are included in current accounts payable on the Company's balance sheet.

Management of Commodity Price Risk
----------------------------------

The Company from time to time enters into commodity price hedging contracts with respect to its oil and gas production to achieve a more predictable cash flow, as well as reduce its exposure to price volatility. The Company accounts for its hedging contracts in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities."

SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value regardless of the purpose or intent for holding the instrument. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Based on the nature of the Company's derivative instruments currently outstanding and the historical volatility of oil and gas commodity prices, the Company expects that SFAS 133 could increase volatility in the Company's earnings and other comprehensive income for future periods. SFAS 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge be reported as a component of other comprehensive income, net of deferred taxes. The effective gain or loss will be reclassified from other comprehensive income into earnings in the period in which the sales of the applicable oil and gas production the hedge relates to are recognized in the Company's income statement.

The Company accounts for its derivatives as cash flow hedging instruments, and recognizes gains or losses on settlement of its hedging instruments in oil and gas revenues, and changes in their fair value as a component of other comprehensive income, net of deferred taxes. The Company considers the ineffective portion of its hedging instruments to be immaterial. The Company recognized pre-tax losses in oil and gas revenues of $703,252 and $109,079, for the periods ended December 31, 2003 and December 31, 2002, respectively, due to realized settlements of its price hedge contracts during the respective periods. The Company recorded unrealized losses of $373,128, net of deferred taxes of $200,912, for the year ended December 31, 2003, of which $317,762, net of deferred taxes of $171,103, is expected to be reclassified into earnings during 2004. Comparatively, the Company recorded unrealized losses of $282,190, net of deferred taxes of $151,948, for the year ended December 31, 2002.

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) per Common Share
--------------------------------

Basic earnings/(loss) per common share is calculated by dividing net income or loss by the aggregate number of shares outstanding during the period. Diluted earnings/(loss) per share considers the dilutive effect of the average number of common stock equivalents, consisting of the Company's common stock options and warrants, that were outstanding during the period. Diluted loss per share is not presented as none of the Company's outstanding options or warrants were "in the money" as of December 31, 2003 and would have been anti-dilutive in any event due to the Company's net loss for the current period. Common stock and common stock equivalents outstanding for the year ended December 31, 2002 reflect the Company's common stock outstanding as of the date of the Merger. Whittier Energy did not have any common stock equivalents outstanding as of December 31, 2002 and all stock options and warrants acquired from the Company as part of the Merger are reflected on a prospective basis from the date of the Merger.

All share amounts for the periods ended December 31, 2003 and December 31, 2002, respectively, have been adjusted to reflect the Company's one-for-ten reverse stock split and conversion of its Series A Preferred Stock on December 31, 2003. See Note 7.

Accounting for Stock Based Compensation
---------------------------------------

The Company accounts for stock based compensation using the intrinsic value method under APB 25 "Accounting for Stock Issued to Employees." SFAS 123 requires that pro forma information regarding net income and earnings per share be determined as if the Company had accounted for its employee stock options under the fair value method as defined in SFAS 123. We estimate the fair value for options issued during the period, if any, as of the date of grant using the Black-Scholes option pricing model by using weighted average assumptions, volatility factors of the expected market price of the Company's common stock, and the weighted average life expectancy of the options. The Company did not issue any options during 2003 and did not have any options outstanding as of December 31, 2002. The Company acquired 187,500 options previously issued by Olympic as part of the Merger, all of which were fully vested as of the date of the Merger. Therefore, the Company has no reconcilable difference between net income (loss) determined using APB 25 versus pro-forma results calculated under SFAS 123 for the years ended December 31, 2003 and 2002, respectively.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, an Amendment of SFAS No. 123 ("SFAS 123") in an effort to encourage the recognition of compensation expense for the issuance of stock options. The Company has elected to continue accounting for stock-based compensation under APB Opinion No. 25 and disclose pro forma net income and earnings per share, as if the fair value based method of accounting defined in Statement 123 and 148 had been applied.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information, in thousands, is as follows:

                                                       Year Ended December 31,
                                                           2003        2002
                                                          -----       -----

     Net income/(loss) under APB 25                       $(222)      $ 491

     Effect of SFAS 123                                    --          --
                                                          -----       -----

     Pro forma net loss                                   $(222)      $ 491
                                                          =====       =====

     Pro forma basic and diluted earnings per share       $(.02)      $ .05
                                                          =====       =====

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prior Year Reclassifications
----------------------------

Certain prior year amounts have been reclassified to conform with the current year presentation, including reclassification of certain lease operating expenses as general and administrative expenses to reflect inter-company allocations for overhead charges related to the Company's operated properties. Such reclassifications had no effect on the Company's operating income, net income or shareholders' equity.

New Accounting Standards
------------------------

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." The Statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 for the calendar year beginning January 1, 2003. As a result of the adoption, the Company recorded an asset retirement obligation of approximately $35,546, an increase to oil and gas properties of $32,156 and a non-cash charge of $6,361, which was recorded as a Cumulative Effect of Change in Accounting Principle at January 1, 2003. During the year ended December 31, 2003 the Company accrued an additional abandonment obligation of $33,152, consisting of a $28,012 increase to oil and gas properties and $5,140 in accretion expense. The pro-forma effect of the Company's adoption of SFAS 143 as of December 31, 2002 was insignificant to the Company's financial results and has not been presented.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS No.133, "Accounting for Derivative Instruments and hedging Activities." SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In addition, SFAS 149 also clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative contains a financing component. This statement became effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2003, the FASB issued Interpretation 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46") (revised December 2003). FIN 46 will significantly change whether certain variable interest entities ("VIEs") are consolidated with their sponsors, transferors, or investors. FIN 46 introduces a new variable interest consolidation model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. These provisions apply immediately to variable interests in VIEs created after January 15, 2003 and are effective for periods ending after December 15, 2003 for VIEs in which the Company holds a variable interest that it acquired prior to February 1, 2003. The Company does not believe it has any ownership interests in applicable VIEs and, therefore, application of the Interpretation will not have any material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement sets standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. This statement was effective for financial instruments entered into after May 31, 2003. The adoption of SFAS 150 had no effect on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which requires that all business combinations after June 30, 2001 be accounted for using the purchase method of accounting and that intangible assets be reported separately from goodwill. The FASB also issued SFAS No. 142, "Goodwill and Intangible Assets," established that goodwill and other indefinite lived intangible assets should be reviewed annually for impairment and not amortized ratably over a given time period. An issue has arisen regarding the application of SFAS 141 and SFAS 142 to the upstream oil and gas industry, among other extractive industries, whether acquisition costs relating to underlying oil and gas reserves should be reclassified as "intangible costs" other than capitalized oil and gas property costs. Historically, the Company has capitalized the purchase price of underlying mineral rights to oil and gas properties and recovered their costs in accordance with the successful efforts method of accounting for oil and gas property costs described in Note 1 above. The Emerging Issues Task Force ("EITF") has decided to review this issue. If the provisions of SFAS 142 are determined to be applicable, reclassification of certain of the Company's oil and gas property costs may be required as well as additional disclosures under SFAS 142. The Company has not determined the amount of the potential reclassification as of December 31, 2003. The Company does not believe that the provisions of SFAS 142, if determined to be applicable, will have a material impact on its results of operations or financial condition, as the reclassified intangible assets would continue to depleted and evaluated for impairment in the same manner as is currently being applied using the success efforts method of accounting.

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - MARKETABLE SECURITIES

The Company's investments in marketable securities are classified as "available-for-sale" in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, these investments are carried at fair market value. Unrealized gains and losses are excluded from net income and reported in a separate component of stockholder's equity as cumulative other comprehensive income (loss).

The carrying amount and estimated market value of the investments as of December 31, 2003 and December 31, 2002 are as follows:

                                                        As of December 31, 2003
                                                          Cost        Fair Value
                                                       ----------     ----------

Chaparral Resources, Inc., 543,850 Shares              $1,189,326     $  549,288

PYR Energy, Inc., 173,625 Shares
                                                          327,723        168,416

Vangold Resources, Inc., 100,000 Shares                    31,765         57,160
                                                       ----------     ----------

Total                                                  $1,548,814     $  774,864
                                                       ==========     ==========


                                                        As of December 31, 2002
                                                          Cost        Fair Value
                                                       ----------     ----------

Chaparral Resources, Inc., 543,850 Shares              $1,189,326     $  543,850

PYR Energy, Inc. 173,625 Shares                           327,723         53,823
                                                       ----------     ----------

Total                                                  $1,517,049        597,673
                                                       ==========     ==========


As of December 31, 2003, the Company held 543,850 shares of Chaparral Resources, Inc. ("Chaparral"), with a fair value of $549,288, 173,625 shares of PYR Energy, Inc. ("PYR"), with a fair market value of $168,416, and 100,000 shares of Vangold Resources Ltd., (formerly Paccom Ventures, Inc.), with a fair market value of $57,160. The Company recorded an unrealized loss as a component of other comprehensive income (loss) of $503,068, net of deferred tax of $270,882, as of December 31, 2003. The Company recorded an unrealized loss of $597,594, net of deferred taxes of $321,782 for the period ended December 31, 2002 in other comprehensive income (loss).

The Company will recognize any unrealized gain or loss on its marketable securities when the securities are sold or the Company determines that a permanent impairment has occurred. The Company has classified the unrealized losses in Chaparral and PYR as temporary in nature, as both companies are publicly traded and their historical trading activity has been somewhat volatile, providing an expectation that the Company may be able to recover its original investment.

The Company is also subject to certain trading restrictions for both Chaparral and PYR due to SEC regulations regarding stock traded by affiliates of public companies, which may limit or prohibit the Company's ability to dispose of either investment in the future. The Company's President and Chief Executive Officer, Mr. Bryce Rhodes, currently serves as an independent director on PYR's board of directors, which classifies Mr. Rhodes as an insider of the company. Additionally, the Company is considered an indirect affiliate of Chaparral through stock held by Whittier Ventures, LLC, an affiliate of the Company.

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVESTMENTS IN PARTNERSHIPS

The original cost basis, cumulative distributions and book value of the Company's partnership investments as of December 31, 2003, and December 31, 2002, were as follows:

                                                                      Investment     Cumulative    December 31, 2003
                                                                      Cost Basis     Distributions   Net Book Value
                                                                      ----------     -------------   --------------

KAB Acquisition L.P. - II, 8.0% Limited Partnership Interest          $  150,000      $ (198,781)      $     --
KAB Acquisition L.P. - III, 6.4286% Limited Partnership Interest         150,000        (150,258)            --
KAB Acquisition L.L.L.P. - IV, 7.2% Limited Partnership Interest         150,000        (165,735)            --
KAB Acquisition L.L.L.P. - V, 7.5% Limited Partnership Interest          150,000        (108,860)          41,140
KAB Acquisition L.L.L.P. - VI, 2.1825% Limited Partnership Interest      150,000         (20,085)         129,915
Avalanche Royalty Partners LLC, 8.925% Membership Interest               341,000        (338,027)           2,973
Rincon Energy Partners, LLC, 10% Membership Interest                      66,000            --             66,000
                                                                      ----------      ----------       ----------

Total                                                                 $1,157,000      $ (981,746)      $  240,028
                                                                      ==========      ==========       ==========


                                                                      Investment     Cumulative    December 31, 2002
                                                                      Cost Basis     Distributions   Net Book Value
                                                                      ----------     -------------   --------------

KAB Acquisition L.P. - II, 8.0% Limited Partnership Interest          $  150,000      $ (195,205)      $     --
KAB Acquisition L.P. - III, 6.4286% Limited Partnership Interest         150,000        (126,552)          23,448
KAB Acquisition L.L.L.P. - IV, 7.2% Limited Partnership Interest         150,000        (116,624)          33,376
KAB Acquisition L.L.L.P. - V, 7.5% Limited Partnership Interest          150,000         (70,498)          79,502
KAB Acquisition L.L.L.P. - VI, 2.1825% Limited Partnership Interest       75,000          (2,169)          72,831
Avalanche Royalty Partners LLC, 8.925% Membership Interest               341,000        (253,670)          87,330
Odin Spirit Partnership, Ltd., 3.7406% Class B Limited                   504,108            --            504,108
Odin Neptune Partnership 1997, Ltd., 1.3107% Class B Limited             234,813            --            234,813
                                                                      ----------      ----------       ----------

Total                                                                 $1,754,921      $ (764,718)      $1,035,408
                                                                      ==========      ==========       ==========

The Company records its book value in partnership investments at the lower of cost or fair market value, less cumulative cash distributions from each investment. Cash distributions in excess of basis are recorded as partnership income and any impairment of partnership investment is recorded as a charge to income. The Company periodically reviews its partnership investments for impairment by comparing each investment's book value against its fair value. Management uses its best efforts to estimate fair value in its partnership investments, based on the historical and expected future performance of each investment, as well as consideration of any significant events affecting the underlying assets of each partnership, which may limit the Company's ability to recover its investment. Any resulting impairment is recorded in earnings in the period the Company determines that an impairment exists.

The Company recognized partnership income of $19,469 for the year ended December 31, 2003, compared to partnership income of $4,939 for the year ended December 31, 2002. The Company also recognized a loss from partnership investments of $733,244 for the year ended December 31, 2003, due to the total impairment of the Company's investments in the Odin Spirit and the Odin Neptune drilling partnerships. The general partner of the Odin Neptune partnership disposed of its principal asset, a semi-submersible rig, for nominal value in July 2003 and the partnership was fully liquidated. The Odin Spirit partnership's principal assets, two jack-up drilling rigs, were disposed of to satisfy its third party creditor, which had foreclosed on the rigs in May 2003. Consequently, the Company fully impaired both investments as of the quarter ended June 30, 2003.

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following as of December 31, 2003 and December 31, 2002, respectively:

                                                     As of December 31,
                                                    2003            2002
                                                ------------    ------------

Oil and Gas Properties
----------------------

  Proved oil and gas properties                 $ 13,455,275    $  9,566,289
  Unevaluated oil and gas properties                 694,802         668,711
  Asset retirement obligation                         60,168            --
                                                ------------    ------------

  Total oil and gas assets                        14,210,245      10,235,000

  Accumulated depreciation, depletion and
    amortization                                  (3,863,081)     (2,512,827)
                                                ------------    ------------

 Net oil and gas properties                       10,347,164       7,722,173
                                                ------------    ------------

Corporate and Other
-------------------

  Furniture and equipment                             35,680           9,768
  Accumulated depreciation                           (13,495)         (8,419)
                                                ------------    ------------

 Total corporate assets                               22,185           1,349
                                                ------------    ------------

 Net oil and gas properties, furniture and
   equipment                                    $ 10,369,349    $  7,723,522
                                                ============    ============


The Company recognized $1,368,484 in depletion, depreciation and amortization expense for the year ended December 31, 2003 compared to $828,159 for the year ended December 31, 2002. The Company's unevaluated oil and gas properties include investments in ongoing exploratory drilling projects, which are reviewed quarterly to determine if there is an impairment of their carrying value or if they should be transferred into proved oil and gas properties. The Company recorded impairment expense of $155,712 and $247,205 for the years ended December 31, 2003 and 2002, respectively.

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES

The Provision for Income Taxes (Benefits)                 As of December 31,
     Consists of the Following:                          2003           2002
                                                     -----------    -----------

Current Income Tax Benefit                           $   (38,161)   $  (245,592)
Deferred Income Taxes (Benefit)                          (81,539)       509,860
                                                     -----------    -----------

Total Income Tax (Benefit) Provision (Benefit)       $  (119,700)   $   264,268
                                                     ===========    ===========


Deferred Tax Assets
   Unrealized Losses on Marketable Securities        $   270,882    $   321,781
   Unrealized Losses on Price Hedging
      Contracts                                          200,912        151,948
   Temporary Difference in Book/Tax Basis of
      Partnership Investments                            220,740        105,317
   Net Operating Loss Carryforwards                      148,021           --
   Other                                                  42,528         82,585
                                                     -----------    -----------

      Total Deferred Tax Assets                          883,083        661,631
                                                     -----------    -----------

Deferred Tax Liabilities:
   Excess Book Basis over Tax Basis for Oil and
     Gas Properties                                   (1,513,469)    (1,259,707)
                                                     -----------    -----------

     Total Deferred Tax Liabilities                   (1,513,469)    (1,259,707)
                                                     -----------    -----------

Net Deferred Tax Liabilities                         $  (630,386)   $  (598,076)
                                                     ===========    ===========


Deferred taxes have been provided for on the differences between the book and tax basis of oil and gas properties, principally generated by the current deductibility of intangible drilling costs allowed for income tax purposes. The Company also provided for deferred taxes on the unrealized gains and losses on marketable securities, unrealized gains and losses on its commodity pricing hedge instruments, and on the temporary differences between the book and tax basis of the Company's investment in partnerships accounted for using the cost method for financial statement purposes.

Net operating loss carryforwards included in deferred tax assets in the current period all relate to expected tax losses for 2003, a portion of which is expected to be carried back to offset taxable income from 2001, generating a current income tax receivable of $38,161. The Company's remaining operating loss carryforwards generated during 2003 are fully expected to be recovered in future periods and are recorded as a deferred tax asset as of December 31, 2003.

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES (continued)

As of result of the Company's Merger in September 2003, the Company acquired approximately $2.4 million in net operating loss carryforwards from Olympic and Olympic Arizona, expiring between 2017 through 2020. These losses are substantially restricted from offsetting the future taxable income of the Company due to Section 382 ownership change limitations and separate return limitation year ("SRLY") restrictions. Therefore, the Company has placed a 100% valuation allowance on operating loss carryforwards generated by Olympic and Olympic Arizona for tax periods prior to the Merger and these amounts are not considered in the Company's deferred tax assets listed above.

                                                           As of December 31,
Effective Tax Rate Reconciliation:                        2003           2002
                                                       ---------      ---------

Tax (Benefit) on Book Income Computed at 35%           $(119,700)     $ 264,268
Increases (Decreases) in Taxes Resulting From:
     Other Differences                                      --             --
                                                       ---------      ---------

 Income Tax (Benefit), as adjusted                     $(119,700)     $ 264,268
                                                       =========      =========

Effective Tax Rate                                         35.00%         35.00%
                                                       =========      =========

NOTE 6 - NOTES PAYABLE

On July 17, 2002, the Company signed a revolving credit agreement with a financial institution to borrow up to $15,000,000, based upon the amount of proved reserves attributable to the Company's oil and gas properties. Interest expense is payable monthly at an interest rate equal to 3/4% over prime, as published by the Wall Street Journal. The credit line is reviewed every six months by the bank to determine if the Company is required to begin making monthly principal payments. The credit agreement expires on July 17, 2004, but is expected to be extended in April 2004 until March 2006.

The Company had net borrowings under the credit agreement of $4,505,000 and $3,550,000 as of December 31, 2003 and December 31, 2002, respectively, incurring interest expense of $203,947 and $160,382 during the two respective periods, all of which was expensed as incurred. The Company utilized the proceeds to acquire producing oil and gas properties and to refinance a $2,500,000 loan, which was borrowed in March 2002 in order to partially finance a producing property acquisition at that time. As of December 31, 2003, the Company utilized a total of $165,000 of its available borrowing base under the credit facility to provide letters of credit against required state bonds in Louisiana and Texas relating to the Company's operated oil and gas properties. The costs of maintaining the letters of credit, which are not reflected as principal draw downs under the credit facility, are included in interest expense.

The credit agreement is collateralized by substantially all of the Company's assets and the Company is subject to various covenants, representations and warranties as established by the credit agreement. The primary covenants agreed to by the Company include the following:

     - The Company will maintain a total Tangible Net Worth of not less than $4,900,000, plus (a) fifty percent (50%) of net income (excluding losses), and (b) one hundred (100%) of any increases in shareholders' equity resulting from the sale or issuance of equity interests commencing with the quarter ending September 30, 2002.

     - The Company will maintain a ratio of quarterly EBITDAX (net income before interest expenses, taxes, depreciation, depletion, amortization, exploration costs, and other non-cash expenses less non-cash income and capitalized expenses) to quarterly interest expense of not less than 3.00, commencing with the quarter ending September 30, 2002.

     - The Company will maintain a current ratio of Current Assets to Current Liabilities of at least one to one, determined quarterly, commencing with the quarter ending June 30, 2002.

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - NOTES PAYABLE (continued)

The Company was in compliance with these covenants as of December 31, 2003 or December 31, 2002.

As of December 31, 2003, the Company has classified $560,000 of the outstanding principal under the credit agreement as a current liability, based on the Company's latest borrowing base review by the bank in March 2004. As the Company expects the credit agreement will be extended beyond July 17, 2004, the remaining principal outstanding under the credit facility has been classified as long-term.

Anticipated future maturities of the credit line, based on principal outstanding as of December 31, 2003, are as follows:

                         Year                      Amount
                      ----------                 ----------
                         2004                    $  560,000
                         2005                       960,000
                         2006                       960,000
                         2007                       960,000
                      Thereafter                  1,065,000
                                                 ----------

                         Total                   $4,505,000
                                                 ==========

NOTE 7 - COMMON STOCK AND COMMON STOCK EQUIVALENTS

In December 2003, the Company's stockholders approved a corporate reorganization of the Company, including a one-for-ten reverse stock split, reincorporating the Company from Wyoming to Nevada, and changing the Company's legal name from Olympic Resources Ltd. to Whittier Energy Corporation. All common stock and common stock equivalents have been retroactively adjusted to reflect the one-for-ten reverse split, which was consummated as of December 31, 2003.

As discussed in Note 12, on September 10, 2003, the Company's wholly owned subsidiary, WEC, a Wyoming corporation, merged with and into Whittier Energy, effecting a change in control of the Company. As a result of the "reverse" merger, Whittier Energy became the wholly owned subsidiary of the Company. In exchange for their 100,000 shares of outstanding Whittier Energy common stock, the former Whittier Energy shareholders received 7,939,358 shares of the Company's voting common stock and 100,000 shares of the Company's Series A Preferred Stock, which was automatically convertible into 600,000 shares of the Company's common stock upon the availability of enough additional authorized but unissued shares necessary to effect the conversion. The Series A Preferred Stock automatically converted into the Company's common stock upon completion of the reverse split on December 31, 2003. Whittier Energy's former shareholders owned approximately 85% of the Company's 10,046,296 shares of common stock outstanding as of December 31, 2003.

As a condition to the Merger, the Company terminated its existing employment agreement with Mr. Pollock, the former President and CEO, and a current director, of the Company, and entered into a new consulting agreement with him for an initial term of six months from the closing date of the Merger. The terms of the new consulting agreement provide for Mr. Pollock to receive $10,217 Canadian dollars per month during the initial term and a warrant to purchase 45,000 shares of the Company's common stock at an exercise price of $2.00 per share (the "Warrant"). The consulting agreement also provides for Mr. Pollock to receive $5,108 Canadian dollars per month for 24 months following the initial term, as well as $90,000 in accrued compensation to be used to pay the aggregate exercise price of the Warrant on the one year anniversary date of the Merger. The costs of the Warrant and the $180,000 severance portion of Mr. Pollock's consulting agreement have been recorded as part of Whittier Energy's purchase price of Olympic. The Company estimated the fair value of the Warrant on the date of grant to be $32,445, based on the following weighted average assumptions: risk free interest rate of 1.20%, dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of 1.24, and a weighted average life expectancy of the Warrant of one year.

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - COMMON STOCK AND COMMON STOCK EQUIVALENTS (continued)

Under the terms of the Merger, Mr. Pollock and Patrick Forseille, the former Chief Financial Officer of the Company, were required to place the outstanding stock options and warrants, which they owned directly, including the Warrant described above, into an escrow account with the Company for a period of one year from the date of Merger (September 10, 2004). Any proceeds from the exercise and sale of the Company's common stock underlying the escrowed options and warrants, if any, would be retained in the escrow account as well. The Company may claim the escrowed securities and/or proceeds from such securities in the event of a fraudulent misrepresentation or omission relating to the Merger with Whittier Energy.

Although the Company was considered the legal acquirer in the transaction, Whittier Energy acquired the Company for accounting purposes and the Company has conformed to Whittier Energy's accounting methods, including use of a calendar year-end and the successful efforts method of accounting for its oil and gas properties. Whittier Energy had 100,000 shares of common stock outstanding at the time the Merger and has never issued any form of common stock equivalents. Olympic, however, had a total of 187,500 stock options and 290,000 common stock warrants outstanding at the time of the Merger, including the Warrant issued as part of the Merger, all of which were fully vested and exercisable. The details of the Company's options and warrants acquired as part of the merger are below.

Prior to the Merger, the Company (i.e. Olympic) had repriced 88,000 options to reflect an exercise price of $1.93 per share, subjecting the options to variable accounting treatment for the recognition of compensation expense. The Company's stock price as of December 31, 2003 was below the exercise price of the options and no additional compensation expense was recognized during the period ended December 31, 2003.

In October 2003, 125,000 warrants to purchase the Company's common stock at an exercise price of $4.00 per share expired unexercised.

In December 2003, the Company's Board of Directors approved a Long Term Incentive Plan (the "Plan"), which sets aside a total of 1.56 million shares of the Company's common stock for issuance to the Company's officers, directors, employees, and consultants. In January 2004, the Company granted a total of 729,000 options to purchase the Company's common stock at an exercise price of $1.75 per share to certain employees and directors of the Company. The options vest ratably over a three year period from the date of grant and have a term of 5 years. The Plan is subject to ratification by the Company's stockholders and the next annual meeting to be held in 2004.

In March 2004, 35,000 options to acquire the Company's common stock at an exercise price of $1.93 per share expired unexercised.

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - COMMON STOCK AND COMMON STOCK EQUIVALENTS (continued)

A summary of the Company's stock option activity and related information for the periods ended is as follows:

                                          Shares               Weighted
                                        Underlying         Average Exercise
                                         Options                 Price
                                        -----------------------------------
Options Outstanding As of
   December 31, 2001                           -                       -
     Options Issued                            -                       -
     Options Exercised                         -                       -
     Options Cancelled                         -                       -
                                        -----------------------------------
Options Outstanding As of                                              -
   December 31, 2002                           -
     Options Acquired in Merger          187,500                   $1.95
     Options Issued                            -                       -
     Options Exercised                         -                       -
     Options Cancelled                         -                       -
                                        -----------------------------------
Options Outstanding As of
     December 31, 2003                   187,500                   $1.95

Price range $1.93 ($2.50 Canadian)
     (Average life of 10 months)         127,500                   $1.93
Price range $2.00
     (Average life of 1.67 years)         60,000                   $2.00

Exercisable options
     December 31, 2002                         -                       -
     December 31, 2003                   187,500                   $1.95


The weighted average fair value of all options acquired by the Company as a result of the Merger was $1.04 per share as of September 10, 2003.

The following table summarizes all common stock warrants:

                                                  Number of        Exercise
                                                    Stock           Price
                                                   Warrants         Range
                                                  ----------    --------------
     Outstanding, December 31, 2001                       -                  -
     Issued                                               -                  -
     Expired                                              -                  -
                                                  ----------    --------------
     Outstanding, December 31, 2002                       -                  -
     Acquired in Merger                             245,000     $  2.70 - 4.63
     Issued                                          45,000     $         2.00
     Expired                                       (125,000)    $         4.63
                                                  ----------    --------------
     Outstanding, December 31, 2003                 165,000     $  2.00 - 2.70
                                                  ==========    ==============

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - COMMON STOCK AND COMMON STOCK EQUIVALENTS (continued)

The following table summarizes the price ranges of all common stock warrants outstanding as of December 31, 2003, all of which were fully vested and exercisable as of year-end:

          Number of Warrants      Exercise Price     Expiration Date
          ------------------     ---------------     ---------------
                 120,000          $        2.70          6/17/04
                  45,000          $        2.00          9/10/04
          ------------------     ---------------

                 165,000          $2.00 - $2.70
          ==================     ===============


NOTE 8 - RELATED PARTY TRANSACTIONS

The Company's Chief Operating Officer, Mr. Daniel Silverman, received a 4.63% net profits interest ("NPI") in the Company's investment in the Beaver Dam Creek Field upon completion of the transaction in 2002. The NPI entitles Mr. Silverman to 4.63% of the Company's net operational cash flow from the field (i.e. revenues less operating costs and capital investment) after deducting related principal and interest payments under the Company's credit facility described in
Note 6. The Company did not make any distributions to Mr. Silverman for the NPI in 2003 and paid Mr. Silverman a total of $16,408 in net profits in 2002. In March 2004, the Company acquired the NPI from Mr. Silverman for $70,000.


NOTE 9 - COMMODITY PRICE RISKS AND CONCENTRATIONS OF CREDIT RISK

The Company's activities include the selling of oil and gas. Such commodities are subject to significant price volatility. Consequently, the Company's revenues will fluctuate based on the current prices of oil and gas.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable.

The Company places its excess cash investments with high quality financial institutions. The Company's receivables relate to customers in the oil and gas industry, and as such, the Company is directly affected by the economy of the industry. The credit risk associated with the receivables is minimized by the customer base and monitoring of the customer credit worthiness. The Company has not experienced any losses from its receivables or cash investments and does not believe it has any significant concentration of credit risk.

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As of December 31, 2003 and December 31, 2002, the Company held various derivative instruments, including crude oil and natural gas option agreements known as "swaps" and "collars." Swaps are designed to fix the price of anticipated sales of future production, while collars are designed to establish floor and ceiling prices on anticipated sales of future production. The Company entered into the contracts at the time it acquired certain operated oil and gas property interests during 2002 as a means to reduce the future price volatility on its sales of oil and gas production, as well as to achieve a more predictable cash flow from its oil and gas properties. The Company has designated its price hedging instruments as cash flow hedges in accordance with SFAS 133.

Further details relating to the Company's hedging activities are as follows:

Hedging Contracts Held as of December 31, 2003:

                                                         Nymex Contract Price
      Contract Period and Type         Total Volume   Floor   Ceiling/Swap Price
      ------------------------         ------------   -----   ------------------

    Crude Oil Contracts (barrels)
    Swap Contracts:
      January 2004 - December 2004         15,000        N/A        $ 22.15

    Collar Contracts:
      January 2004 - September 2004         9,000    $ 24.50        $ 29.55
      January 2004 - December 2004         35,000    $ 18.00        $ 22.00
      January 2004 - December 2004         24,000    $ 24.00        $ 29.25
      January 2005 - April 2005            15,000    $ 19.75        $ 22.75


    Natural Gas Contracts (mmbtu)
    Collar Contracts:
      January 2004 - March 2004            39,900     $ 4.00        $ 8.75


Hedging Contracts Held as of December 31, 2002:

                                                         Nymex Contract Price
       Contract Period and Type        Total Volume   Floor   Ceiling/Swap Price
       ------------------------        ------------   -----   ------------------

    Crude Oil Contracts (barrels)
    Swap Contracts:
      January 2003 - December 2003         20,000        N/A        $ 23.30
      January 2003 - December 2003         24,000        N/A        $ 24.70
      January 2003 - December 2003         18,000        N/A        $ 25.35
      January 2004 - December 2004         15,000        N/A        $ 22.15

    Collar Contracts:
      January 2003 - December 2003         12,000    $ 21.70        $ 27.00
      January 2003 - March 2003            10,000    $ 21.35        $ 29.00
      April 2003   - December 2003         30,000    $ 21.35        $ 24.60
      January 2004 - December 2004         35,000    $ 18.00        $ 22.00
      January 2005 - April 2005            15,000    $ 19.75        $ 22.75

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - RETIREMENT PLANS

Prior to the Merger, Mr. Rhodes, the Company's President and Chief Executive Officer, participated in various retirement and savings plans of the M. H. Whittier Corporation, an affiliate of the Company. The Company paid the applicable costs into the various plans relating to Mr. Rhodes and recorded such costs in the Company's results from operations. As less than 2% of the participants in the M.H. Whittier Corporation's plans were employed by the Company, no additional information on the various plans are presented herein. The costs to the Company are not considered material to the Company's overall financial results.

NOTE 12 - MERGER OF WEC ACQUISITION, INC. AND WHITTIER ENERGY COMPANY

On September 10, 2003, the Company's wholly owned subsidiary, WEC, a Wyoming corporation, merged with and into Whittier Energy, effecting a change in control of the Company. As a result of the "reverse" merger, Whittier Energy became the wholly owned subsidiary of the Company. In exchange for their 100,000 shares of outstanding Whittier Energy common stock, the former Whittier Energy shareholders received 7,939,358 shares of the Company's voting common stock and 100,000 shares of the Company's Series A Preferred Stock, which was automatically convertible into 600,000 shares of the Company's common stock upon the availability of enough additional authorized but unissued shares necessary to effect the conversion. Whittier Energy's former shareholders owned approximately 85%, assuming conversion of the Series A Preferred Stock, upon completion of the Merger. The Series A Preferred Stock automatically converted into the Company's common stock upon completion of the Company's one-for-ten reverse split on December 31, 2003 (See Note 7).

As of the date of the Merger, Whittier Energy and Olympic were both engaged in the exploration and production of oil and gas properties in the United States. The Merger was consummated because both entities believe the combined company will be better positioned to access capital markets and to acquire and develop oil and gas properties in the future, both of which are necessary for the long-term growth of the Company and enhancement of shareholder value.

Although the Company is considered the legal acquirer in the transaction, Whittier Energy acquired the Company for accounting purposes and the Company has conformed to Whittier Energy's accounting methods, including use of a calendar year-end and the successful efforts method of accounting for its oil and gas properties. The purchase price of the transaction was determined using the net asset value method. The aggregate purchase price, as adjusted, was $1,272,499, including cash of $765,367. Accounts payable includes a contingency for provincial Canadian royalty tax credits claimed in 1999 and 2000 by Olympic, which may be subject to reimbursement back to the provincial tax authorities. The Company does not consider that the amount to be reimbursed, if any, will be material to the Company.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, as adjusted:

                                                 As of Sept. 10, 2003
                                                 --------------------
              Current Assets:
                  Cash                                $   765,367
                  Accounts Receivable                     237,341
                  Marketable Securities                    71,720
                  Oil and Gas Properties at 9/1/03,
                       Net of deferred taxes              865,526
                                                      -----------

              Total Assets Acquired                     1,939,954
                                                      -----------

              Current Liabilities:
                  Accounts Payable                       (667,455)
                                                      -----------

              Net Assets Acquired                     $ 1,272,499
                                                      ===========

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - SUBSEQUENT EVENTS

In February 2004, the Company sold all of its approximate 5% working interest in the Cascade Field in Los Angeles County, California to a private company for $525,000, generating a book gain of approximately $245,000. The Company utilized a portion of the proceeds to acquire an additional 10% working interest in the Bonnie View Field in Refugio County, Texas, for approximately $190,000, increasing the Company's operated working interest in the property to 71.38% (58.53% net revenue interest).

In March 2004, the Company entered into a long-term lease for office space in Houston, Texas, for estimated rentals of approximately $60,000 per annum. The lease term is 7.5 years from the date the Company takes possession of the office space, which is expected to occur on or around April 30, 2004.

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                        PRODUCING ACTIVITIES - UNAUDITED


The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the SEC and SFAS No. 69, "Disclosures About Oil and Gas Producing Activities."

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

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED


Proved Oil and Gas Reserve Quantities
(All within the United States)

                                                        Oil             Gas
                                                      Reserves        Reserves
                                                      (Bbls.)          (Mcf.)
                                                     ----------      ----------
Proved developed and undeveloped reserves:

Balance December 31, 2001                               145,915         937,610
Revision of previous estimates                           94,720         285,608
Purchases of minerals in place                        1,560,055         386,722
Extensions and discoveries                                9,400         111,764
Sales of minerals in place                             (112,073)       (155,008)
Production                                             (129,613)       (160,508)
                                                     ----------      ----------

Balance December 31, 2002                             1,568,404       1,406,188
Revision of previous estimates                          (53,194)        433,502
Purchases of minerals in place                           92,280       1,353,940
Extensions, discoveries and other additions              21,790         241,680
Sales of minerals in place                                 --              --
Production                                             (166,510)       (446,760)
                                                     ----------      ----------

Balance December 31, 2003                             1,462,770       2,988,550
                                                     ==========      ==========

Proved Developed Reserves:

Balance December 31, 2001                               145,915         937,610
                                                     ==========      ==========
Balance December 31, 2002                             1,559,029       1,397,800
                                                     ==========      ==========
Balance December 31, 2003                             1,462,770       2,676,060
                                                     ==========      ==========

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED
                           (All Amounts in Thousands)


Capitalized Costs Relating to Oil and Gas Producing Activities (All within the United States)

                                                       Year Ended December 31,
                                                         2003            2002
                                                       --------        --------

Proved oil and gas properties                          $ 13,515        $  9,566
Unproved oil and gas properties                             695             669
                                                       --------        --------

Accumulated depreciation and depletion                   (3,863)         (2,513)
                                                       --------        --------

Net capitalized cost                                   $ 10,347        $  7,722
                                                       ========        ========


Cost Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities
 (All within the United States)

                                                        Year Ended December 31,
                                                          2003           2002
                                                         ------         ------

Acquisition costs                                        $2,638         $5,695
Exploration and appraisal costs                             348            423
Development costs                                         1,348            450
                                                         ------         ------
                                                         $4,334         $6,568
                                                         ======         ======


Results of operations for producing activities (All within the United States)

                                                        Year Ended December 31,
                                                           2003         2002
                                                         -------      -------

Oil and gas revenues                                     $ 6,154      $ 3,641
Lease operating expenses                                  (2,117)      (1,632)
Production taxes                                            (642)        (366)
Depreciation, depletion, and amortization                 (1,368)        (828)
Accretion of Future Abandonment Obligation                    (9)        --
                                                         -------      -------

Net results of operations before income taxes              2,018          815
Provision for income taxes                                  (706)        (285)
                                                         -------      -------
Results of operations                                    $ 1,312      $   530
                                                         =======      =======

            SUPPLEMENTAL INFORMATION - DISCLOSURES ABOUT OIL AND GAS
                         PRODUCING ACTIVITIES-UNAUDITED
                           (All Amounts in Thousands)


Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proven Oil and Gas Reserves (All within the United States)

                                                        Year Ended December 31,
                                                         2003            2002
                                                       --------        --------

Future cash inflows                                    $ 64,380        $ 51,965
Future development costs                                   (254)           (147)
Future production costs                                 (30,284)        (22,332)
Future income tax expenses                              (11,845)        (10,320)
                                                       --------        --------
Future net cash flows                                    21,997          19,166
10% annual discount for
estimated timing of cash flows                           (8,184)         (7,932)
                                                       --------        --------
Standardized measure of discounted net
cash flows                                             $ 13,813        $ 11,234
                                                       ========        ========


Principal sources of change in the standardized measure of discounted future net cash flows

                                                       Year Ended December 31,
                                                         2003            2002
                                                       --------        --------

Beginning balance                                      $ 11,234        $  1,160
Oil and gas sales                                        (3,395)         (1,643)
Purchases of minerals in place                            5,758          14,634
Sales of minerals in place                                 --            (1,680)
Extensions and discoveries                                1,407             415
Net changes in prices, production
     cost and future development cost                       215           2,335
Net changes due to revisions of
     previous quantity estimates                            (19)          1,395
Development cost incurred                                (1,348)           (450)
Accretion of discount                                     1,728             178
Net change in income taxes                               (1,389)         (5,423)
Other                                                      (378)            313
                                                       --------        --------
Ending balance                                         $ 13,813        $ 11,234
                                                       ========        ========