Form 10KSB/A
period 2003-12-31
WHITTIER ENERGY CORP
filed 2004-04-28
CIK 1108520

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A


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

Hamel Field

     The Hamel Field in Colorado County, Texas is located about 60 miles southwest of Houston. As of December 31, 2003, 6 wells were producing approximately 1.1 Mmcf per day and 55 Bopd (195 Mcfd and 10 Bopd, net) from a suite of Wilcox sands between 8,500' and 9,800'. There is one additional well that produces from the deeper Edwards sand at approximately 12,000'. A predecessor to Whittier Energy first invested in this field in 1986, seeing an opportunity to explore for bypassed reserves in a field that had been abandoned by a major oil company. Since 1986, the operator drilled or re-entered five wells and performed approximately a dozen recompletion procedures. Whittier's average working interest is 22% (18% net revenue interest). In addition to the proved reserves, the Company believes that there may be other unexplored opportunities remaining in this field. Hamel's underlying reserves are 89% gas and represent 8.5% of the Company's total proved reserves as of December 31, 2003.

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

     We generated oil and gas revenues of approximately $6.15 million, or $25.54 per Boe, during 2003, compared to revenues of approximately $3.64 million, or $23.29 per Boe in 2002. Similarly, current year production taxes were approximately $642,000, or $2.66 per Boe, compared to $366,000, or $2.34 per Boe, in 2002. The increase in revenues and related production taxes were primarily based upon both higher production volumes and higher prices for oil and gas between the respective periods. We produced approximately 240,970 Boe for the year ended December 31, 2003, which was an increase of approximately 54% from the 156,364 Boe produced for the year ended December 31, 2002. Approximately 57% of our increase in oil and gas production was based on the impact of our 2002 acquisitions of the Beaver Dam Creek and Big Wells Fields, which were on production for all of 2003 versus only a partial year for 2002. The current year acquisitions of interests in the Rayne Field (March 2003), East Corning/Victor Ranch properties (September 2003), and the Bonnie View Field (November 2003), accounted for 10% of the current year production increase. The Company's non-operated working interests represented 33% of the increase in production from 2002, primarily driven by our participation in the deep gas well drilling program in the Greater Mayfield Area (76%) and enhanced production in the Hamel Field (20%), as well as miscellaneous other non-operated properties (4%).

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

                                    PART III

Item 9. Directors, Executive Officers, and Control Persons of the Registrant.

     As of April 28, 2004, the following table sets forth the names and ages of the directors and executive officers of Whittier, the principal offices and positions with Whittier held by each person and the date such person became a director or executive officer. The executive officers are elected annually by the board of directors. Executive officers serve terms of one year or until their death, resignation or removal by the board of directors. The present term of office of each director will expire at the next annual meeting of stockholders. Each executive officer will hold office until his successor duly is elected and qualified, until his resignation or until he is removed in the manner provided by our bylaws.

       Name                Age                    Principal Occupation During Last 5 Years
       ----                ---                    ----------------------------------------
James A. Jeffs             51       Mr. Jeffs has been Chairman of the Board of the Company since September
Chairman of the Board               2003 and served as a Director of Whittier Energy since 1997. Mr. Jeffs has served as Managing Director and Chief Investment Officer for The Whittier
                                    Trust Company, a company providing financial and fiduciary services to high net worth individuals, since 1994. Mr. Jeffs also served as the
                                    Co-Chairman of the Board of Chaparral Resources, Inc., an oil and gas
                                    exploration and production company, from May 1999 until May 2002, and as
                                    Chairman and Chief Executive Officer from May 2002 until October 2002.
                                    From 1993 to 1994, Mr. Jeffs was a Senior Vice President of Union Bank of
                                    California. Mr. Jeffs was the Chief Investment Officer of Northern Trust
                                    of California, N.A., a trust and investment management company, from 1992 to 1993. Mr. Jeffs was Chief Investment Officer and Senior Vice President
                                    of Trust Services of America, a trust and investment management company, from 1988 to 1992 and served as President and Chief Executive Officer of
                                    TSA Capital Management, an institutional investment management company, during that period.

Bryce W. Rhodes            50       Mr. Rhodes has served on the Company's Board of Directors and as the
Director, President, &              Company's President and Chief Executive Officer since September 2003. Mr.
Chief Executive Officer             Rhodes was a Vice President of Whittier Energy since its incorporation in
                                    1991 through September 2003. In that capacity, he managed all aspects of its acquisitions and exploration investments and its day to day activities. Since April 1999, he has served on the Board of Directors of
                                    PYR Energy Corporation, a public oil and gas exploration company. Mr.
                                    Rhodes also served as an investment analyst for the M.H. Whittier
                                    Corporation, an independent oil company, from 1985 until 1991.

David A. Dahl,             41       Mr. Dahl has been a Director of the Company since September 2003. Mr. Dahl
Director                            served Whittier Energy as a Director since 1997, as President from 1997 until September 2003, and as Secretary from August 1997 until May 1998.
                                    Since 1996, Mr. Dahl has served as the President of Whittier Ventures LLC, a private investment entity. Since 1993, Mr. Dahl has been a Vice
                                    President of The Whittier Trust Company, a company providing financial and fiduciary services to high net worth individuals. From 1990 to 1993, Mr.
                                    Dahl was a Vice President of Merus Capital management, an investment firm.


       Name                Age                    Principal Occupation During Last 5 Years
       ----                ---                    ----------------------------------------

Charles O. ("Chuck")       59       Mr. Buckner has served as a Director of the Company since September 2003.
Buckner, Director                   Mr. Buckner retired from Ernst & Young LLP, a public accounting firm, in
                                    2002 after serving 35 years in a variety of direct client service and administrative roles while based in Houston, Cleveland, and Moscow. Mr.
                                    Buckner's client service roles were largely accounting and audit related, serving as the coordinating partner to a variety of clients, primarily in the energy business as producers, refiners, pipelines, and service companies. Mr. Buckner's administrative duties included co-chairmanship of
                                    Ernst & Young's global energy group and chairmanship of the US, Houston, and Russian energy, chemical and utility practices. Mr. Buckner has also served as a director of Horizon Offshore, Inc., a provider of marine construction services to the oil and gas industry, since December 2003 and is presently active with personal investment projects and charitable activities.

Arlo G. Sorensen           61       Mr. Sorensen has been a Director of the Company since September 2003. Mr.
Director                            Sorensen has served the Whittier family in many capacities over his career, as the Chief Executive Officer of the Whittier family office, as a trustee and consultant on various family initiatives and as an officer and director of several private foundations. Mr. Sorensen has been the
                                    Chairman of The Whittier Trust Company since its founding in 1989. Mr.
                                    Sorensen was the President of the M.H. Whittier Corporation, an
                                    independent oil company, from 1984 until 1996. Mr. Sorensen was also a
                                    Vice President and Chief Financial Officer of Belridge Oil Company, an
                                    independent oil company, from 1968 to 1979, when it was sold to Shell Oil.
                                    Mr. Sorensen serves on the Board of Directors of St. Martin's Land Company
                                    and several private start-up entities. He has served as a member on the
                                    President's National Petroleum Council, Director of the Western States
                                    Petroleum Association, and as a President and Director of the Independent
                                    Oil Producers Agency.

Daryl Pollock              51       Mr. Pollock has served as a Director of the Company since 1993 and as the
Director                            President and Chief Executive Officer of Olympic Resources Ltd. from 1993 until September 2003. Mr. Pollock also serves as President of S&P Capital
                                    Corp. and PB Energy Partners Ltd., both private companies. He has been the sole owner of DWP Consultants, a private management consulting company, since 1986.


       Name                Age                    Principal Occupation During Last 5 Years
       ----                ---                    ----------------------------------------

John Pierce                60       Mr. Pierce has been a Director of the Company since January 2000 and
Director                            served as Chairman of the Board of Olympic Resources Ltd. from January
                                    2000 until September 2003. Mr. Pierce was the President and Chief
                                    Executive Officer of the Security Pacific Bank, Canada, from 1985 until his retirement in 1987. Mr. Pierce was the founder and served as President and Chief Executive Officer of Morguard Bank of Canada from 1980 until its acquisition by Security Pacific Bank in 1985. Since 1988, Mr. Pierce has
                                    been involved in real estate development, property management, investments, and general business consulting. Mr. Pierce is currently a director of Commonwealth Insurance Company, an insurance company, Primer
                                    Insurance Adjusters Ltd., Blakeway Development Corp., Jonway Investment
                                    Corporation, and Blakeway Investment Corporation.

Daniel Silverman,          40       Mr. Silverman has served as the Company's Chief Operating Officer since
Chief Operating Officer             September 2003 and was a consultant to Whittier Energy and a Vice
                                    President of Whittier Operating since April 2002. Mr. Silverman served as a consultant for Regent Energy Corporation from September 2000 until April
                                    2002 and as an Executive Vice President of Business Development and Chief
                                    Operating Officer of Petrominerals Corporation, a publicly traded oil company, from September 1999 until September 2000. From 1995 until March
                                    1999, Mr. Silverman was the Managing Director of Acquisitions and
                                    Divestitures and a member of the Board of Directors of Torch Energy
                                    Advisors, an oil and gas acquisition and consulting company. From 1992 to
                                    1995, Mr. Silverman was Manager of Acquisitions and Divestitures at Apache
                                    Corporation, an international oil and gas company.

Michael B. Young           35       Mr. Young has served as the Company's Chief Financial Officer and
Chief Financial Officer             Principal Accounting Officer since September 2003. Mr. Young was engaged as a financial consultant to various private clients, including Whittier
                                    Energy, from January 2003 through September 2003. Mr. Young was the Vice
                                    President and Chief Financial Officer of Chaparral Resources, Inc. from
                                    May 2002 until November 2002. Mr. Young also served as the Treasurer,
                                    Controller and Principal Financial and Accounting Officer of Chaparral
                                    from February 1998 until May 2002. From June 1991 until January 1998, Mr.
                                    Young worked in various capacities in the oil and gas tax practice of
                                    Arthur Andersen LLP, leaving the firm as a Tax Manager.

Dallas Parker              56       Mr. Parker is a senior partner of Thompson & Knight LLP in the corporate
Corporate Secretary                 practice area, a position he has held for more than the past five years.
                                    He is a member and past Chairman of the Advisory Board of Directors of the
                                    Houston Technology Center, a technology accelerator, and is a Board Member and Found of Texas Entrepreneur's Exchange. Mr. Parker is a Member of the
                                    American, Texas, and Houston Bar Association.

                                       23

Audit Committee

     The Company's Audit Committee has the responsibility of selecting our independent auditors, pre-approving all audit and non-audit services, reviewing with management and the independent auditors the Company's financial statements, significant accounting and financial policies and practices, audit scope and adequacy of internal audit and control systems. The Audit Committee met 4 times during 2003 and is presently comprised of Messrs. Buckner, Sorensen, and Dahl. Mr. Buckner, a former audit partner at Ernst & Young LLP, is considered an independent director in accordance with the National Association of Securities Dealer's listing standards and serves as the Chairman and designated financial expert for the Company. All members of the Audit Committee are able to read and understand fundamental financial statements.

Board of Director Nomination Procedures for Company Stockholders

     The Company's independent directors will consider proposals for nominees for director from stockholders that are made in writing to Mr. Michael B. Young, Assistant Corporate Secretary, Whittier Energy Corporation, 3355 West Alabama, Suite 950, Houston, Texas 77098. In order to nominate a director at the Company's next annual meeting of stockholders, the Company's Bylaws require that a stockholder follow the procedures set forth in Section 2.2 of the Company's By-Laws, incorporated by reference herein as Exhibit Number 3.2 of the Company's Form 8-K dated January 2, 2004.

     In order to recommend a nominee for a director position, a stockholder must be a stockholder of record at the time it gives its notice of recommendation and must be entitled to vote for the election of directors at the meeting at which such nominee will be considered. The stockholder recommendation will be deemed timely if it is received not later than 90 days prior to the actual meeting date or the tenth day following the public announcement of the meeting date.

     The stockholder notice must set forth the following:

     o As to each person the stockholder proposes to nominate for election as a director, all information relating to such person that would be required to be disclosed in solicitations of proxies for the election of such nominees as directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such person's written consent to serve as a director if elected, and

     o As to the nominating stockholder and the beneficial owner, if any, on whose behalf the nomination is made, such stockholder's and beneficial owner's, name and address as they appear on the Company's books, the class and number of shares of the Company's Common Stock which are owned beneficially and of record by such stockholder and such beneficial owner, and an affirmative statement of whether either such stockholder or such beneficial owner intends to deliver a proxy statement and form of proxy to a sufficient number of stockholders to elect such nominee or nominees.

     In addition to complying with the foregoing procedures, any stockholder nominating a director must also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who beneficially own more than 10 percent of a registered class of the Company's equity securities to file initial reports of ownership and changes in ownership with the SEC. Such officers, directors and stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such forms and amendments thereto furnished to the Company during the Company's most recent fiscal year by the Company's executive officers, directors, and persons who beneficially owned more than 10 percent of a registered class of the Company's equity securities, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis, except for certain exceptions prior to the merge of Olympic and Whittier Energy. Daryl Pollock, John Pierce, and certain former officers and directors of the Company, including Patrick Forseille, Bev Funston, Malcolm Bell, Ken Friedman, Mike Lathigee, Peter Jensen and Alex Montano, failed to timely file their initial Form 3's relating to the reincorporation of the Company into the State of Wyoming on January 8, 2003. All required Form 3's were filed on January 22, 2003. Additionally, Messrs. Pollock, Forseille, Pierce, Funston, Bell, Friedman and Montano failed to timely file Form 4's in conjunction with issuance of stock options to such individuals on February 27, 2003. All required Form 4's were filed on March 10, 2003.

Code of Ethics

     Pursuant to Rule 4350(n) of the NASDAQ, we are required to adopt a code of business conduct and ethics for our directors, officers and employees. In April 2004, the Board of Directors adopted the Code of Business Conduct (Code of Conduct), which also meets the requirements of a code of ethics under Item 406 of Regulation S-B. You can access the Company's Code of Conduct on the Investor Relations page of the Company's website at www.whittierenergy.com. Any stockholder who so requests may obtain a printed copy of the Code of Conduct by submitting a request to the Company's Corporate Secretary. Changes in and waivers to the Code of Conduct for the Company's directors, chief executive officer and chief financial officer and controller will be posted on the Company's website within five business days and maintained for at least 12 months.

Item 10. Executive Compensation

     The following table sets forth compensation paid to the Company's Chief Executive Officer, regardless of amount paid, and the Company's most highly compensated executive officers (collectively, the "Named Executive Officers") with total salary and bonus in excess of $100,000, for fiscal years ended December 31 2001, 2002 and 2003, respectively.

                                          Annual Compensation              Long-Term Compensation
                                                                               Awards           Payouts

                                                                                   Securities
                                                                      Restricted   Underlying
                                                           Other         Stock      Options/     LTIP      All Other
       Name and                                            Annual       Award(s)      SARs      Payouts   Compensation
  Principal Position     Year       Salary     Bonus    Compensation      ($)         (#)         ($)         ($)
----------------------------------------------------------------------------------------------------------------------
Bryce W. Rhodes          2003(1)   $115,966   $20,000       None          None        None        None        None
   President and Chief
   Executive Officer
   (9/03 to Present)

Daryl Pollock            2003(2)   $78,966    $17,000       None          None       15,000       None      $212,445
   President and Chief   2002      $63,687    $15,995                               50,000(3)
   Executive Officer     2001(4)   $58,104    $40,119                               25,000(4)
   (1993 - 9/03)

Daniel Silverman         2003(5)   $151,667   $20,000       None          None        None        None        None
   Chief Operating
   Officer
   (9/03 to Present)

Michael B. Young         2003(6)   $102,065   $20,000       None          None        None        None        None
   Chief Financial
   Officer, Treasurer,
   Controller and
   Assistant Secretary
   (9/03 to Present)
----------

(1) Includes compensation paid by Whittier to Mr. Rhodes as Vice President of Whittier Energy for the period January 1, 2003 through August 31, 2003 and as President and Chief Executive Officer of the Company for the period September 1, 2003 through December 31, 2003.

(2) Includes compensation paid by the Company to Mr. Pollock in his capacity as President and Chief Executive Officer of the Company prior to the September 2003 merger of Olympic and Whittier Energy, as well as compensation paid to Mr. Pollock under a consulting agreement entered into between the Company and Mr. Pollock as a condition to the Merger. The terms of the new agreement provide for Mr. Pollock to receive $10,217 Canadian dollars per month in consulting fees during the initial term of six months after the close of the Merger, as well as the grant of a fully vested warrant to purchase 45,000 shares of the Company's Common Stock at an exercise price of $2.00 per share (the "Warrant"). The consulting agreement also provides for Mr. Pollock to receive severance payments of $5,108 Canadian dollars per month for 24 months following the initial term, as well as $90,000 in accrued compensation to be used to pay the aggregate exercise price of the Warrant on the one year anniversary date of the Merger. The estimated value of the severance portion of Mr. Pollock's consulting agreement was recorded as "Other Compensation" during 2003, including the estimated fair value of the Warrant on the date of grant of $32,445. Securities underlying options includes stock options granted to Mr. Pollock on February 7, 2003 to acquire 15,000 shares of the Company's Common Stock at an exercise of $2.00 per share, which expire in September 2005.

(3) Includes 50,000 stock options granted to Mr. Pollock during 2002, including options to acquire 10,000 shares of the Company's Common Stock granted on April 9, 2002 with an exercise price of $1.93 per share and a total of 40,000 options granted to Mr. Pollock during fiscal years 2001 and 2002, which were amended on April 9, 2002, to reflect an exercise price of $1.93 per share. Of the total options granted and repriced on April 9, 2002, 20,000 expired on March 12, 2004 and 30,000 expire in September 2005.

(4) Includes 25,000 stock options granted during fiscal year 2001, which were repriced on April 9, 2002. See (3) above.

(5) Includes compensation paid by Whittier to Mr. Silverman as an independent consultant to Whittier Energy for the period January 1, 2003 through August 31, 2003 and as Chief Operating Officer of the Company for the period September 1, 2003 through December 31, 2003.

(6) Includes compensation paid by Whittier Energy to a Texas limited liability company wholly owned by Mr. Young, for consulting services provided to Whittier Energy during the period from May 2003 through August 31, 2003 and as Chief Financial Officer of the Company for the period September 1, 2003 through December 31, 2003.

Stock Options Granted in 2003

     During 2003, the named executive officers were granted an aggregate of 15,000 options to purchase shares of Common Stock at an exercise price of $2.00 per share pursuant to the Company's 2001 Amended and Restated Stock Option Plan as follows:

                                   Percent of
                  Number of      Total Options
                 Securities        Granted to     Exercise
                 Underlying       Employees in      Price        Expiration
    Name      Options Granted         2003        ($/Share)         Date
--------------------------------------------------------------------------------

Daryl Pollock      15,000              25%          $2.00    September 10, 2005



Fiscal Year-End Option Values and Stock Option Exercises

     The following tables contain information concerning the number and value of exercisable and unexercisable options as of December 31, 2003, as well as stock options exercised by the named executive officers during 2003.

                                          Number of Securities           Value of Unexercised
                                         Underlying Unexercised          In-The-Money Options
    Name        Shares                Options at December 31, 2003       at December 31, 2003
             Acquired on     Value    ----------------------------    ---------------------------
             Exercise (#)   Realized   Exercisable   Unexercisable    Exercisable   Unexercisable
-------------------------------------------------------------------------------------------------
Daryl Pollock    None         None        65,000          None           None            N/A

     The Company did not grant any long-term incentive plan awards in 2003.

Compensation of Directors

     The Company has no standard arrangement to provide cash compensation to its employee and non-employee directors for their service on the board or its committees and did not provide any cash compensation to its non-employee directors during 2003. Both employee and non-employee directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board or its committees and for other reasonable expenses related to the performance of their duties as directors. In addition, each non-employee director is eligible to receive stock option grants under the Company's Amended Stock Option Plan and Long-term Incentive Plan, subject to recommendation by the Company's compensation committee and approval by the Company's independent directors. During fiscal year 2003, the Company awarded 45,000 options to acquire the Company's Common Stock at an exercise price of $2.00 per share to it employee and non-employee directors, including 15,000 options granted to Mr. Pollock, 10,000 to Mr. Pierce, and 20,000 options granted to the Company's various former employee and non-employee directors, including 2,500 to Mr. Forseille, 15,000 to Mr. Montano, and 2,500 to Mr. Friedman.

Employment Agreements

     As a condition to the Merger, the Company terminated its existing employment agreement with Mr. Pollock, the former President and CEO, and a current director, of the Company, and entered into a new consulting agreement with him for an initial term of six months from the closing date of the Merger. The terms of the new consulting agreement provide for Mr. Pollock to receive $10,217 Canadian dollars per month during the initial term and a Warrant to purchase 45,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. The consulting agreement also provides for Mr. Pollock to receive $5,108 Canadian dollars per month for 24 months following the initial term, as well as $90,000 in accrued compensation to be used to pay the aggregate exercise price of the Warrant on the one year anniversary date of the Merger.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Under Section 13(d) of the Securities Exchange Act of 1934, a beneficial owner of a security is any person who directly or indirectly has or shares voting or investment power over such security. The following are the shareholdings of the Company's directors, executive officers and any stockholders who are known by the Company to own beneficially more than 5% of any class of its voting shares of as of April 28, 2004:

                                               Amount and Nature of    Percent
Name and Address of Beneficial Owner           Beneficial Ownership    of Class
------------------------------------           --------------------    --------

Charles O. Buckner                                  52,000 [1]            0.5%
3355 West Alabama, Suite 950
Houston, Texas 77098

Michael J. Casey                                 3,056,466 [2]           30.4%
1600 Huntington Drive
South Pasadena, California 91030

David A. Dahl                                       30,000 [3]            0.3%
1600 Huntington Drive
South Pasadena, California 91030

James A. Jeffs                                      30,000 [4]            0.3%
1600 Huntington Drive
South Pasadena, California 91030

                                               Amount and Nature of    Percent
Name and Address of Beneficial Owner           Beneficial Ownership    of Class
------------------------------------           --------------------    --------

Betty Leonard                                    3,056,466 [5]           30.4%
1600 Huntington Drive
South Pasadena, California 91030

John E. Pierce                                     129,700 [6]            1.3%
999 West Hastings Street, Suite 525
Vancouver, B.C. Canada V6C2W2

Daryl Pollock                                      222,400 [7]            2.2%
999 West Hastings Street, Suite 525
Vancouver, B.C. Canada V6C2W2

Bryce W. Rhodes                                    369,106 [8]            3.7%
7770 El Camino Real
Carlsbad, California 92009

Daniel Silverman                                   187,000 [9]            1.9%
3355 West Alabama, Suite 950
Houston, Texas 77098

Arlo G. Sorensen                                 3,086,466 [10]          30.7%
1600 Huntington Drive
South Pasadena, California 91030

Michael B. Young                                   156,000 [11]           1.5%
3355 West Alabama, Suite 950
Houston, Texas 77098

Whittier Holdings, Inc.                          3,459,802 [12]          34.4%
100 W. Liberty Street, Suite 890
Reno, Nevada 89501-1952

Whittier Trust Company                           2,563,385 [13]          25.5%
1600 Huntington Drive
South Pasadena, California 91030

The Whittier Trust Company of Nevada, Inc.         896,418 [14]           8.9%
100 W. Liberty Street, Suite 890
Reno, Nevada 89501-1952

Whittier Ventures LLC                            3,056,466 [15]          30.4%
1600 Huntington Drive
South Pasadena, California 91030

                                               Amount and Nature of    Percent
Name and Address of Beneficial Owner           Beneficial Ownership    of Class
------------------------------------           --------------------    --------

Harold M. Williams                               3,056,466 [16]          30.4%
1600 Huntington Drive
South Pasadena, California 91030

Laura-Lee W. Woods                                 841,253 [17]           8.4%
1600 Huntington Drive
South Pasadena, California 91030

Robert J. Woods, Jr.                               841,253 [18]           8.4%
1600 Huntington Drive
South Pasadena, California 91030

All Officers and Directors as a Group            4,262,672               39.4%
(10 persons)

-----------------

(1) Represents an option to purchase 52,000 shares of Common Stock granted to Mr. Buckner on January 8, 2004. The option is unvested and the Option Plan is subject to approval by our stockholders.

(2) As disclosed in a joint filing on Schedule 13D filed with the SEC on September 22, 2003 and adjusted to reflect the one-for-ten reverse split of our outstanding Common Stock effective December 31, 2003. Represents shares owned by Whittier Ventures, LLC described in footnote 15 below. As co-trustee of seventeen trusts that are the sole members of Whittier Ventures, LLC, Mr. Casey may be deemed to share voting and dispositive power with respect to the shares of Common Stock owned by Whittier Ventures, LLC.

(3) Represents an option to purchase 30,000 shares of Common Stock granted to Mr. Dahl on January 8, 2004. The option is unvested and the Option Plan is subject to approval by our stockholders.

(4) Represents an option to purchase 30,000 shares of Common Stock granted to Mr. Jeffs on January 8, 2004. The option is unvested and the Option Plan is subject to approval by our stockholders.

(5) Represents shares owned by Whittier Ventures, LLC described in footnote 15 below. As co-trustee of certain trusts that are the members of Whittier Ventures, LLC, Ms. Leonard may be deemed to share voting and dispositive power with respect to the shares of Common Stock owned by Whittier Ventures, LLC.

(6) As disclosed in a filing on Schedule 13G filed with the SEC on February 28, 2003 and adjusted to reflect the one-for-ten reverse split of our outstanding Common Stock effective December 31, 2003.

(7) As disclosed in a filing on Schedule 13G filed with the SEC on December 27, 2001 and in a Form 4 filed with the SEC on September 11, 2003, and adjusted to reflect the one-for-ten reverse split of our outstanding Common Stock effective December 31, 2003. Represents 177,400 shares of Common Stock and a warrant to purchase 45,000 shares of Common Stock at $2.00 per share.

(8) Represents 140,106 shares of Common Stock owned by Bryce W. Rhodes 1975 Trust, of which Mr. Rhodes is a trustee and the beneficiary, and an option to purchase 229,000 shares of Common Stock, granted to Mr. Rhodes on January 8, 2004. The option is unvested and the Option Plan is subject to approval by our stockholders.

(9) Represents an option to purchase 187,000 shares of Common Stock granted to Mr. Silverman on January 8, 2004. The option is unvested and the Option Plan is subject to approval by our stockholders.

(10) As disclosed in a joint filing on Schedule 13D filed with the SEC on September 22, 2003, and adjusted to reflect the one-for-ten reverse split of our outstanding Common Stock effective December 31, 2003. Represents shares owned by Whittier Ventures, LLC described in footnote 15 below. As co-trustee of seventeen trusts that are the sole members of Whittier Ventures, LLC, Mr. Sorensen may be deemed to share voting and dispositive power with respect to the shares of Common Stock owned by Whittier Ventures, LLC. Also includes an option to purchase 30,000 shares of Common Stock granted to Mr. Sorensen on January 8, 2004. The option is unvested and the Option Plan is subject to approval by our stockholders.

(11) Represents an option to purchase 156,000 shares of Common Stock granted to Mr. Young on January 8, 2004. The option is unvested and the Option Plan is subject to approval by our stockholders. See "Whittier Energy Corporation Long-Term Incentive Plan."

(12) As disclosed in a joint filing on Schedule 13D filed with the SEC on September 22, 2003 and adjusted to reflect the one-for-ten reverse split of our outstanding Common Stock effective December 31, 2003. Represents shares beneficially owned by The Whittier Trust Company of Nevada, Inc, and Whittier Trust Company described in footnotes 13 and 14 below. As the sole stockholder of each of The Whittier Trust Company of Nevada, Inc, and Whittier Trust Company, Whittier Holdings, Inc. may be deemed to share voting and dispositive power with respect to the shares of Common Stock owned by each of The Whittier Trust Company of Nevada, Inc. and Whittier Trust Company.

(13) As disclosed in a joint filing on Schedule 13D filed with the SEC on September 22, 2003 and adjusted to reflect the one-for-ten reverse split of our outstanding Common Stock effective December 31, 2003. Represents shares of Common Stock owned by various trusts of which Whittier Trust Company is the sole trustee or a co-trustee.

(14) As disclosed in a joint filing on Schedule 13D filed with the SEC on September 22, 2003 and adjusted to reflect the one-for-ten reverse split of our outstanding Common Stock effective December 31, 2003. Represents shares of Common Stock owned by various trusts of which The Whittier Trust Company of Nevada, Inc. is the sole trustee or a co-trustee.

(15) As disclosed in a joint filing on Schedule 13D filed with the SEC on September 22, 2003 and adjusted to reflect the one-for-ten reverse split of our outstanding Common Stock effective December 31, 2003.

(16) Represents shares of Common Stock owned by Whittier Ventures, LLC described in footnote 15 above. As co-trustee of certain trusts that are the members of Whittier Ventures, LLC, Mr. Williams may be deemed to share voting and dispositive power with respect to the shares of Common Stock owned by Whittier Ventures, LLC.

(17) As disclosed in a joint filing on Schedule 13D filed with the SEC on September 22, 2003 and adjusted to reflect the one-for-ten reverse split of our outstanding Common Stock effective December 31, 2003. Represents shares of Common Stock owned by Laura-Lee W. Woods 1992 Trust and Robert J. Woods, Jr. 1992 Trust. Ms. Woods is the co-trustee of Laura-Lee W. Woods 1992 Trust and is the spouse of Robert J. Woods, Jr., the co-trustee of Robert
     J. Woods, Jr. 1992 Trust.

(18) As disclosed in a joint filing on Schedule 13D filed with the SEC on September 22, 2003 and adjusted to reflect the one-for-ten reverse split of our outstanding Common Stock effective December 31, 2003. Represents shares of Common Stock owned by Laura-Lee W. Woods 1992 Trust and Robert J. Woods, Jr. 1992 Trust. Mr. Woods is the co-trustee of Robert J. Woods, Jr. 1992 Trust and is the spouse of Laura-Lee W. Woods, the co-trustee of Laura-Lee
     W. Woods 1992 Trust.

Securities Authorized for Issuance Under Equity Compensation Plans

     See "Item 5. Market for Common Equity and Related Stockholder Matters."

Item 12. Certain Relationships and Related Transactions.

     Dallas Parker, Corporate Secretary of the Company, is a senior partner at the law firm of Thompson & Knight LLP, which provides legal services to the Company and its subsidiaries. For the fiscal year ended December 31, 2003, the total legal fees paid by the Company to Thompson & Knight LLP represented less than one percent of the gross revenue of the firm.

     The Company paid CK Cooper & Company, Inc., an investment banking firm, approximately $140,000 in fees relating to advisory services provided in connection with the September 2003 Merger of Olympic and Whittier Energy. Mr. Montano, a former director of the Company, is also an officer and shareholder of CK Cooper.

Item 13. Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this Annual Report:

     Number                              Exhibit
     ------                              -------

       2.1 Agreement, dated July 8, 2003, among the Company, WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.1 of Olympic Resources Ltd.'s Quarterly Report, as amended, on Form 10-QSB/A for the quarterly period ended May 31, 2003
       2.2 First Amendment to the Agreement dated August 28, 2003, among the Company, WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.2 of the Company's Form 8-K dated September 25, 2003
       2.3 Second Amendment to the Agreement dated September 9, 2003, among the Company, WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.3 of the Company's Form 8-K dated September 25, 2003
       2.4 Agreement and Plan of Merger, dated July 8, 2003, between WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.2 of Olympic Resources Ltd.'s Quarterly Report, as amended, on Form 10-QSB/A for the quarterly period ended May 31, 2003
       2.5 First Amendment to the Agreement and Plan of Merger, dated August 29, 2003, between WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.5 of the Company's Form 8-K dated September 25, 2003
       2.6 Second Amendment to the Agreement and Plan of Merger, dated September 9, 2003, between WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.6 of the Company's Form 8-K dated September 25, 2003
       2.7 Plan and Agreement of Merger, dated December 17, 2003, between Olympic Resources Ltd. and Whittier Energy Corporation, incorporated by reference to Exhibit 2.7 of the Company's Form 10-KSB for the year ended December 31, 2003
       3.1 Articles of Incorporation, dated November 13, 2003, for Whittier Energy Corporation, incorporated by reference to
                   Exhibit 3.1 of the Company's Form 8-K dated January 2, 2004
       3.2 Corporate Bylaws, dated November 13, 2003, for Whittier Energy Corporation, incorporated by reference to Exhibit 3.2 of the Company's Form 8-K dated January 2, 2004
       4.1 Registration Rights Agreement, dated September 9, 2003, by and among Whittier Energy Company on behalf of its shareholders and Olympic Resources Ltd. on behalf of certain holders of the Company's warrants, options, or both, incorporated by reference to Exhibit 4.1 of the Company's Form 8-K dated September 25, 2003
       4.2 Warrant Agreement between Olympic Resources Ltd. and Daryl Pollock, dated September 9, 2003, incorporated by reference to Exhibit 4.2 of the Company's Form 8-K dated September 25, 2003
       4.3 Credit Agreement by and among Whittier Energy Company, Whittier Operating, Inc. and Compass Bank dated July 17, 2002, incorporated by reference to Exhibit 4.3 of the Company's Form 10-KSB for the year ended December 31, 2003
       4.4 First Amendment to Credit Agreement, dated July 17, 2002, by and among Whittier Energy Company, Whittier Operating, Inc. and Compass Bank dated March 10, 2003, incorporated by reference to Exhibit 4.4 of the Company's Form 10-KSB for the year ended December 31, 2003

     Number                              Exhibit
     ------                              -------

       4.5 Second Amendment to Credit Agreement, dated July 17, 2002, by and among Whittier Energy Company, Whittier Operating, Inc. and Compass Bank dated September 9, 2003, incorporated by reference to Exhibit 4.5 of the Company's Form 10-KSB for the year ended December 31, 2003
       4.6 Unlimited Guarantee by Olympic Resources Ltd. for the benefit of Compass Bank dated September 26, 2003, incorporated by reference to Exhibit 4.6 of the Company's Form 10-KSB for the year ended December 31, 2003
       4.7 Stock Pledge Agreement between Olympic Resources Ltd. and Compass Bank dated September 26, 2003, incorporated by reference to Exhibit 4.7 of the Company's Form 10-KSB for the year ended December 31, 2003
       4.8 Stock Pledge Agreement between Whittier Energy Company and Compass Bank dated September 26, 2003, incorporated by reference to Exhibit 4.8 of the Company's Form 10-KSB for the year ended December 31, 2003
      10.1 Purchase and Sale Agreement between Cabot Oil & Gas Corporation and Whittier Energy Company dated March 28, 2002, incorporated by reference to Exhibit 10.1 of the Company's Form 10-KSB for the year ended December 31, 2003
      10.2 Purchase and Sale Agreement by and between SUE-ANN Operating, L.C. and Whittier Energy Company dated June 20, 2002, incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB for the year ended December 31, 2003
      10.3 Consulting Agreement between Olympic Resources Ltd. and Daryl Pollock dated September 9, 2003, incorporated by reference to
                   Exhibit 10.3 of the Company's Form 10-KSB for the year ended December 31, 2003
      10.4 Stock Option Plan dated effective August 21, 2002, incorporated by reference to Olympic Resources Ltd.'s Form 10-KSB for the year ended February 28, 2003
      16.1 Notification letter dated November 24, 2003 from J.H. Cohn LLP to the Securities and Exchange Commission regarding change of certifying accountant for Olympic Resources Ltd., incorporated by reference to Exhibit 16 of the Company's Form 8-K/A dated November 24, 2003
      16.2 Notification letter dated May 6, 2003 from Davidson & Company Chartered Accountants to the Securities and Exchange Commission regarding change of certifying accountant for Olympic Resources Ltd., incorporated by reference to Exhibit 16 of the Company's Form 10-KSB for the year ended February 28, 2003
       21 Subsidiaries of Whittier Energy Corporation, incorporated by reference to Exhibit 21 of the Company's Form 10-KSB for the year ended December 31, 2003
      23.1 Consent of Brown Armstrong Paulden McCown Starbuck & Keeter Accountancy Corporation, incorporated by reference to Exhibit
                   23.1 of the Company's Form 10-KSB for the year ended December 31, 2003
      23.2 Consent of H.J. Gruy and Associates, Inc. , incorporated by reference to Exhibit 23.2 of the Company's Form 10-KSB for the year ended December 31, 2003
      31.1*        Certification of Chief Executive Officer, pursuant to Rule
                   13a-14(a) under the Securities Exchange Act
      31.2*        Certification of Chief Financial Officer, pursuant to Rule
                   13a-14(a) under the Securities Exchange Act
      32.1* Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

         * Filed herein.

(b) The following reports on Form 8-K were filed during the quarter ended December 31, 2003:

     (i)  Form 8-K filed on December 22, 2003 - Item 5. Other Events.

     (ii) Form 8-K/A filed on November 24, 2003, Amendment No. 2 to Form 8-K filed on September 25, 2003 - Item 4. Changes in Company's Certifying Accountant.

     (iii) Form 8-K/A filed on November 20, 2003, Amendment No. 1 to Form 8-K filed on September 25, 2003 - Item 4. Changes in Company's Certifying Accountant and Item 7. Financial Statements.

     (iv) Form 8-K filed on November 17, 2003 - Item 5. Other Events.

     (v)  Form 8-K filed on November 3, 2003 - Item 5. Other Events.

Item 14. Principal Accountant Fees and Services.

Audit Fees
----------

     The Company's principal accountants billed fees of approximately $90,889 and $9,615 for the fiscal years ended December 31, 2003 and 2002, respectively, for the audit of the Company's annual financial statements and review of quarterly financial statements reported on Form 10-QSB. The audit fees for 2003 include the audit and quarterly reviews for the Company prior to the Merger, based upon a February 28, 2003 fiscal year end, as well as the Company's 2003 audit and quarterly review for the quarter ended September 30, 2003. Audit fees for 2002 reflect the audit of the Company's fiscal year ended February 28, 2002 as a Canadian issuer.

Audit Related Fees
------------------

     The Company's principal accountants billed audit related fees of $31,057 in 2003 related to the audit and review of Whittier Energy's historical financial statements included in regulatory filings required as a result of the Company's Merger of Olympic and Whittier Energy. There were no audit related fees billed to the Company by its principal accountants in 2002.

Tax Fees
--------

     The Company's principal accountants did not bill the Company for any fees during fiscal years 2003 and 2002 for tax compliance, advice or planning services.

All Other Fees
--------------

     The Company was not billed for any other fees by its principal accountants during the fiscal years ended December 31, 2003 or 2002.

     The Audit Committee requires that all audit and non-audit services performed by the Company's principal accountants are pre-approved by the entire Audit Committee or by one or more members delegated to do so by the entire Committee.

                                   SIGNATURES

     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WHITTIER ENERGY CORPORATION.

Dated:  April 28, 2004                       /s/ Bryce W. Rhodes
                                             -----------------------------------
                                             Bryce W. Rhodes, President,
                                             CEO and Director

                                             /s/ Michael B. Young
                                             -----------------------------------
                                             Michael B. Young, CFO, Treasurer,
                                             and Principal Accounting Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                  Name and Title                      Signature
----                  --------------                      ---------


April 28, 2004        Charles O. Buckner, Director        /s/ Charles O. Buckner
                                                          ----------------------


April 28, 2004        David A. Dahl, Director             /s/ David A. Dahl
                                                          ----------------------


April 28, 2004        James A. Jeffs, Chairman            /a/ James A. Jeffs
                                                          ----------------------


April 28, 2004        John Pierce, Director               /s/ John Pierce
                                                          ----------------------


April 28, 2004        Daryl Pollock, Director             /s/ Daryl Pollock
                                                          ----------------------


April 28, 2004        Bryce W. Rhodes, Director,          /s/ Bryce W. Rhodes
                      President & CEO                     ----------------------


April 28, 2004        Arlo G. Sorensen, Director          /s/ Arlo G. Sorensen
                                                          ----------------------

                                  EXHIBIT INDEX

     Number                              Exhibit
     ------                              -------

       2.1 Agreement, dated July 8, 2003, among the Company, WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.1 of Olympic Resources Ltd.'s Quarterly Report, as amended, on Form 10-QSB/A for the quarterly period ended May 31, 2003
       2.2 First Amendment to the Agreement dated August 28, 2003, among the Company, WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.2 of the Company's Form 8-K dated September 25, 2003
       2.3 Second Amendment to the Agreement dated September 9, 2003, among the Company, WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.3 of the Company's Form 8-K dated September 25, 2003
       2.4 Agreement and Plan of Merger, dated July 8, 2003, between WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.2 of Olympic Resources Ltd.'s Quarterly Report, as amended, on Form 10-QSB/A for the quarterly period ended May 31, 2003
       2.5 First Amendment to the Agreement and Plan of Merger, dated August 29, 2003, between WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.5 of the Company's Form 8-K dated September 25, 2003
       2.6 Second Amendment to the Agreement and Plan of Merger, dated September 9, 2003, between WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.6 of the Company's Form 8-K dated September 25, 2003
       2.7 Plan and Agreement of Merger, dated December 17, 2003, between Olympic Resources Ltd. and Whittier Energy Corporation, incorporated by reference to Exhibit 2.7 of the Company's Form 10-KSB for the year ended December 31, 2003
       3.1 Articles of Incorporation, dated November 13, 2003, for Whittier Energy Corporation, incorporated by reference to
                   Exhibit 3.1 of the Company's Form 8-K dated January 2, 2004
       3.2 Corporate Bylaws, dated November 13, 2003, for Whittier Energy Corporation, incorporated by reference to Exhibit 3.2 of the Company's Form 8-K dated January 2, 2004
       4.1 Registration Rights Agreement, dated September 9, 2003, by and among Whittier Energy Company on behalf of its shareholders and Olympic Resources Ltd. on behalf of certain holders of the Company's warrants, options, or both, incorporated by reference to Exhibit 4.1 of the Company's Form 8-K dated September 25, 2003
       4.2 Warrant Agreement between Olympic Resources Ltd. and Daryl Pollock, dated September 9, 2003, incorporated by reference to Exhibit 4.2 of the Company's Form 8-K dated September 25, 2003
       4.3 Credit Agreement by and among Whittier Energy Company, Whittier Operating, Inc. and Compass Bank dated July 17, 2002, incorporated by reference to Exhibit 4.3 of the Company's Form 10-KSB for the year ended December 31, 2003
       4.4 First Amendment to Credit Agreement, dated July 17, 2002, by and among Whittier Energy Company, Whittier Operating, Inc. and Compass Bank dated March 10, 2003, incorporated by reference to Exhibit 4.4 of the Company's Form 10-KSB for the year ended December 31, 2003

     Number                              Exhibit
     ------                              -------

       4.5 Second Amendment to Credit Agreement, dated July 17, 2002, by and among Whittier Energy Company, Whittier Operating, Inc. and Compass Bank dated September 9, 2003, incorporated by reference to Exhibit 4.5 of the Company's Form 10-KSB for the year ended December 31, 2003
       4.6 Unlimited Guarantee by Olympic Resources Ltd. for the benefit of Compass Bank dated September 26, 2003, incorporated by reference to Exhibit 4.6 of the Company's Form 10-KSB for the year ended December 31, 2003
       4.7 Stock Pledge Agreement between Olympic Resources Ltd. and Compass Bank dated September 26, 2003, incorporated by reference to Exhibit 4.7 of the Company's Form 10-KSB for the year ended December 31, 2003
       4.8 Stock Pledge Agreement between Whittier Energy Company and Compass Bank dated September 26, 2003, incorporated by reference to Exhibit 4.8 of the Company's Form 10-KSB for the year ended December 31, 2003
      10.1 Purchase and Sale Agreement between Cabot Oil & Gas Corporation and Whittier Energy Company dated March 28, 2002, incorporated by reference to Exhibit 10.1 of the Company's Form 10-KSB for the year ended December 31, 2003
      10.2 Purchase and Sale Agreement by and between SUE-ANN Operating, L.C. and Whittier Energy Company dated June 20, 2002, incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB for the year ended December 31, 2003
      10.3 Consulting Agreement between Olympic Resources Ltd. and Daryl Pollock dated September 9, 2003, incorporated by reference to
                   Exhibit 10.3 of the Company's Form 10-KSB for the year ended December 31, 2003
      10.4 Stock Option Plan dated effective August 21, 2002, incorporated by reference to Olympic Resources Ltd.'s Form 10-KSB for the year ended February 28, 2003
      16.1 Notification letter dated November 24, 2003 from J.H. Cohn LLP to the Securities and Exchange Commission regarding change of certifying accountant for Olympic Resources Ltd., incorporated by reference to Exhibit 16 of the Company's Form 8-K/A dated November 24, 2003
      16.2 Notification letter dated May 6, 2003 from Davidson & Company Chartered Accountants to the Securities and Exchange Commission regarding change of certifying accountant for Olympic Resources Ltd., incorporated by reference to Exhibit 16 of the Company's Form 10-KSB for the year ended February 28, 2003
       21 Subsidiaries of Whittier Energy Corporation, incorporated by reference to Exhibit 21 of the Company's Form 10-KSB for the year ended December 31, 2003
      23.1 Consent of Brown Armstrong Paulden McCown Starbuck & Keeter Accountancy Corporation, incorporated by reference to Exhibit
                   23.1 of the Company's Form 10-KSB for the year ended December 31, 2003
      23.2 Consent of H.J. Gruy and Associates, Inc. , incorporated by reference to Exhibit 23.2 of the Company's Form 10-KSB for the year ended December 31, 2003
      31.1*        Certification of Chief Executive Officer, pursuant to Rule
                   13a-14(a) under the Securities Exchange Act
      31.2*        Certification of Chief Financial Officer, pursuant to Rule
                   13a-14(a) under the Securities Exchange Act
      32.1* Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

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

Cash flows from financing activities
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