Form 10QSB
period 2004-03-31
WHITTIER ENERGY CORP
filed 2004-05-17
CIK 1108520

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________.


                         Commission File Number: 0-30598


                           WHITTIER ENERGY CORPORATION
                           ---------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Nevada                               20-0539412
                  ------                               ----------
     (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
      Incorporation or Organization)

                           333 Clay Street, Suite 1100
                              Houston, Texas 77002
                              --------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (713) 850-1880


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         YES  |X|          NO  |_|

As of May 14, 2004 the Registrant had 10,068,589 shares of its no par value common stock issued and outstanding.


                         Part I - Summarized Financial Information
                               Item 1 - Financial Statements

                                Whittier Energy Corporation
                                Consolidated Balance Sheets
                                      (In Thousands)

                                                                     March 31,   December 31,
                                                                       2004         2003
                                                                    (Unaudited)   (Audited)
                                                                      -------      -------
Assets
Current assets:
   Cash and cash equivalents                                          $ 1,321      $ 1,037
   Accounts receivable                                                  1,209        1,199
   Income tax receivable                                                   38           38
   Prepaid assets                                                          91           76
                                                                      -------      -------

Total current assets                                                    2,659        2,350

Deferred income tax assets                                                761          883
Investments in partnerships                                               237          240
Investments in marketable securities                                      869          775
Oil and gas properties (successful efforts method), furniture and
     equipment,  net                                                   10,236       10,369
                                                                      -------      -------

Total assets                                                          $14,762      $14,617
                                                                      =======      =======



See accompanying notes.


                                  Whittier Energy Corporation
                                  Consolidated Balance Sheets
                                        (In Thousands)


                                                                      March 31,     December 31,
                                                                        2004           2003
                                                                     (Unaudited)     (Audited)
                                                                      --------        --------

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                   $  1,139        $  1,304
   Taxes payable                                                            19              19
   Note payable, current portion                                           640             560
                                                                      --------        --------
Total current liabilities                                                1,798           1,883

Deferred income tax liability                                            1,722           1,513
Note payable                                                             3,625           3,945
Asset retirement obligation                                                 70              69
Commodity price hedging contracts                                          934             574
                                                                      --------        --------
Total liabilities                                                        8,149           7,984

Stockholders' equity (Note 9):
    Common stock, no par value, 100,000,000 shares authorized,
     10,068,589 and 10,046,296 shares issued and outstanding
     as of March 31, 2004 and December 31, 2003, respectively               10              10
    Additional paid-in capital                                           2,703           2,694
    Accumulated other comprehensive loss, unrealized loss on
     marketable securities, net of taxes of $11,862 and $270,882, for the periods ended March 31, 2004 and December 31, 2003,
     respectively                                                          (22)           (503)
    Accumulated other comprehensive loss, hedging contracts,
     net of taxes of $326,754 and $200,912 for the periods ended
     March 31, 2004 and December 31, 2003, respectively                   (607)           (373)
    Retained earnings                                                    4,529           4,805
                                                                      --------        --------
Total stockholders' equity                                               6,613           6,633
                                                                      --------        --------

Total liabilities and stockholders' equity                            $ 14,762        $ 14,617
                                                                      ========        ========

See accompanying notes.


                              Whittier Energy Corporation
                   Consolidated Statements of Operations (Unaudited)
                           (In Thousands, Except Share Data)


                                                            Three Months    Three Months
                                                                Ended           Ended
                                                              March 31,       March 31,
                                                                 2004           2003
                                                               -------         -------

Oil and gas revenues                                           $ 1,903         $ 1,501

Costs and expenses:
    Lease operating expenses                                       475             504
    Production taxes                                               160             182
    Depreciation, depletion, and amortization                      519             235
    General and administrative expenses                            408             140
                                                               -------         -------

Total costs and expenses                                         1,562           1,061
                                                               -------         -------

Income from operations                                             341             440

Other income/(expense):
   Interest and dividend income                                   --                 1
   Interest expense                                                (51)            (51)
   Gain from property sales                                        242            --
   Partnership income                                               36               4
   Impairment of marketable securities                            (645)           --
                                                               -------         -------

Other expense                                                     (418)            (46)
                                                               -------         -------

Income/(loss) before income taxes and
     cumulative effect of change in
     accounting principle                                          (77)            394
Provision for income tax                                          (199)           (136)
                                                               -------         -------
Income/(loss) before cumulative effect
     of change in accounting principle                            (276)            258
Cumulative effect of change in accounting
     principle                                                    --                (6)
                                                               -------         -------
Net income/(loss)                                              $  (276)        $   252
                                                               =======         =======


See accompanying notes.


                             Whittier Energy Corporation
                  Consolidated Statements of Operations (Unaudited)
                          (In Thousands, Except Share Data)



                                                     Three Months       Three Months
                                                        Ended              Ended
                                                       March 31,          March 31,
                                                         2004               2003
                                                    --------------     --------------

Basic and dilutive earnings per share:
Income/(loss) per share before cumulative
     effect of change in accounting principle       $         (.03)    $          .03
Cumulative effect of change in
     accounting principle                                     --                 --
                                                    --------------     --------------
Net income/(loss) per share                         $         (.03)    $          .03
                                                    ==============     ==============

Weighted average number of shares
     outstanding (basic and dilutive)                   10,065,404         10,046,296
                                                    ==============     ==============


See accompanying notes.



                                  Whittier Energy Corporation
                       Consolidated Statements of Cash Flows (Unaudited)
                                        (In Thousands)


                                                                 Three Months         Three Months
                                                                     Ended               Ended
                                                                March 31, 2004       March 31, 2003
                                                                --------------       --------------
Cash flows from operating activities
Net income/(loss)                                                   $(276)               $ 252
Adjustments to reconcile net income/(loss) to
   net cash used in operating activities:
     Depreciation, depletion, and amortization                        519                  235
     Deferred income taxes                                            199                  100
     (Gain)/loss on the sale of oil and gas properties               (242)                --
     Partnership income                                               (36)                  (4)
     Impairment of marketable securities                              645                 --
     Cumulative effect of change in accounting principle             --                      6
     (Increase)/decrease in restricted cash                          --                     25
     (Increase)/decrease in accounts receivable                       (10)                (288)
     (Increase)/decrease in prepaids and other Receivables            (15)                --
     Increase/(decrease) in accounts payable                         (165)                 133
     Increase/(decrease) in taxes payable                            --                    (18)
                                                                    -----                -----
Net cash provided by operating activities                             619                  441
                                                                    -----                -----

Cash flows from investing activities
Investment in oil and gas properties                                 (659)                (731)
Proceeds from sale of oil and gas properties                          525                 --
Investments in partnerships                                           (18)                --
Distributions from partnerships                                        57                   43
                                                                    -----                -----
Net cash used in investing activities                                 (95)                (688)
                                                                    -----                -----

Cash flows from financing activities
Loan payments                                                        (240)                 (70)
Proceeds from loans                                                  --                    360
                                                                    -----                -----
Net cash provided by financing activities                            (240)                 290
                                                                    -----                -----



                                  Whittier Energy Corporation
                       Consolidated Statements of Cash Flows (Unaudited)
                                        (In Thousands)




                                                             Three Months          Three Months
                                                                Ended                 Ended
                                                            March 31, 2004        March 31, 2003
                                                            --------------        --------------

Net increase (decrease) in cash and cash equivalents            $  284                $   43
                                                                ======                ======

Cash and cash equivalents at beginning of period                 1,037                   302
                                                                ======                ======

Cash and cash equivalents at end of period                      $1,321                $  345
                                                                ======                ======

         See accompanying notes.


                                               7

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   General

Whittier Energy Corporation ("Whittier"), a Nevada corporation, is an independent oil and gas exploration and production company engaged in the acquisition, exploration and development of oil and gas properties in the continental United States. As of March 31, 2004, Whittier had three wholly owned subsidiaries, including Whittier Energy Company ("Whittier Energy"), a Nevada corporation, Whittier Operating, Inc. ("Whittier Operating"), a Texas corporation, and Olympic Resources (Arizona) Ltd. ("Olympic Arizona"), an Arizona corporation. Whittier Operating is a direct subsidiary of Whittier Energy. References to the "Company" refer to Whittier and its subsidiaries.

Whittier was originally incorporated in the Province of British Columbia, Canada, in 1986, under the name Global Data Systems Corp., a Canadian corporation. Global Data Systems was later renamed Comtron Enterprises Inc. in November 1989. In October 1993, Comtron Enterprises changed its name to Olympic Resources Ltd. ("Olympic"). On September 10, 2003, Olympic's wholly owned subsidiary, WEC Acquisition, Inc. ("WEC"), a Wyoming corporation, merged into Whittier Energy, triggering a change in control of the Company (the "Merger"). WEC was formed by Olympic during the quarter ended September 30, 2003, solely for the Merger. WEC merged with and into Whittier Energy with Whittier Energy surviving the Merger to become the wholly owned subsidiary of the Company. In exchange for their Whittier Energy common stock, the Whittier Energy shareholders received shares of the Company's voting common stock and Series A Convertible Preferred Stock.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Reference should be made to the relevant notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

The information furnished herein was taken from the books and records of the Company without audit. However, the information reflects all adjustments, which are, in the opinion of management, normal recurring adjustments necessary for the fair statement of the results for the interim period presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for any future interim period or for the year.

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Earnings Per Share

Basic earnings (loss) per common share is calculated by dividing net income or loss by the aggregate weighted average number of shares outstanding during the period. Diluted earnings(loss) per share considers the dilutive effect of the average number of common stock equivalents, consisting of the Company's common stock options and warrants, that were outstanding during the period. Diluted loss per share is not presented as none of the Company's outstanding options or warrants were "in the money" as of March 31, 2004 and would have been anti-dilutive in any event due to the Company's net loss for the current period. Common stock and common stock equivalents outstanding for the quarter ended March 31, 2003 reflect the Company's common stock outstanding as of the date of the Merger. Whittier Energy did not have any common stock equivalents outstanding as of March 31, 2003 and all stock options and warrants acquired from the Company as part of the Merger are reflected on a prospective basis from the date of the Merger.

All share amounts for the periods ended March 31, 2004 and March 31, 2003, respectively, have been adjusted to reflect the Company's one-for-ten reverse stock split and conversion of its Series A Preferred Stock into common stock on December 31, 2003.

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

The Company recorded unrealized losses on cash flow hedging contracts as components of other comprehensive income (loss) of $606,830, net of deferred taxes of $326,754, and $318,663, net of deferred taxes of $171,588, for the periods ended March 31, 2004 and March 31, 2003, respectively. The Company also recorded unrealized losses on marketable securities as components of other comprehensive income (loss) of $22,030, net of deferred tax of $11,862, and $622,040, net of deferred taxes of $334,945, for the periods ended March 31, 2004 and 2003, respectively.

Total comprehensive income (loss) was ($29,117) and $191,091 for the three months ended March 31, 2004 and 2003, respectively.

4.   Stock Based Compensation

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

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   Stock Based Compensation (continued)

In December 2003, the Company's Board of Directors approved a Long Term Incentive Plan (the "Plan"), which sets aside a total of 1.56 million shares of the Company's common stock for issuance to the Company's officers, directors, employees, and consultants. In January 2004, the Company granted a total of 729,000 options to purchase the Company's common stock at an exercise price of $1.75 per share to certain employees and directors of the Company. The options vest ratably over a three year period from the date of grant and have a term of 5 years. The fair market value of the options on the date of grant was estimated to be $1,111,480 using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4%, dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of 1.58, and a weighted average life expectancy of the options of 3.5 years. The Plan is subject to ratification by the Company's stockholders at the next annual meeting to be held in 2004. The Company did not have any options outstanding as of March 31, 2003. The Company acquired 187,500 options previously issued by Olympic as part of the Merger, all of which were fully vested as of the date of the Merger.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information, in thousands, is as follows:

                                                      Three Months  Three Months
                                                          Ended         Ended
                                                        March 31,     March 31,
                                                          2004          2003
                                                         -----          -----

Net income (loss) under APB 25                           $(276)         $ 252

Effect of SFAS 123                                         (84)          --
                                                         -----          -----

Pro forma net loss                                       $(360)         $ 252
                                                         =====          =====

Pro forma basic and diluted earnings (loss) per share    $(.04)         $ .03
                                                         =====          =====

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.   New Accounting Standards

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." The Statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 for the calendar year beginning January 1, 2003. As a result of the adoption, the Company recorded an asset retirement obligation of approximately $35,546, an increase to oil and gas properties of $32,156 and a non-cash charge of $6,361, which was recorded as a Cumulative Effect of Change in Accounting Principle at January 1, 2003. The pro-forma effect of the Company's adoption of SFAS 143 as of December 31, 2002 was insignificant to the Company's financial results and has not been presented. As of March 31, 2004, the Company's future abandonment obligation was estimated to be $70,350, including $60,168 in costs capitalized to oil and gas properties subject to depletion and $10,182 in cumulative accretion expense, of which $1,682 in accretion expense was incurred during the current period. Comparatively, the Company had a total future abandonment obligation outstanding as of March 31, 2003, of $54,192, including $49,966 in costs capitalized to oil and gas properties and $4,226 in cumulative accretion expense.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS No.133, "Accounting for Derivative Instruments and hedging Activities." SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In addition, SFAS 149 also clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative contains a financing component. This statement became effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have any material impact the Company's financial position, results of operations, or cash flows.

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

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.   New Accounting Standards (continued)

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which requires that all business combinations after June 30, 2001 be accounted for using the purchase method of accounting and that intangible assets be reported separately from goodwill. The FASB also issued SFAS No. 142, "Goodwill and Intangible Assets," which established that goodwill and other indefinite lived intangible assets should be reviewed annually for impairment and not amortized ratably over a given time period. An issue has arisen regarding the application of SFAS 141 and SFAS 142 to the upstream oil and gas industry, among other extractive industries, whether acquisition costs relating to underlying oil and gas reserves should be reclassified as "intangible costs" other than capitalized oil and gas property costs. In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus that mineral rights are tangible assets. The FASB, ratifying the EITF's consensus, issued FASB Staff Position 141-1 and 142-2 in April 2004, amending SFAS No. 141 and SFAS No. 142 to define mineral rights as tangible assets. The recent staff positions have had no impact on the Company's consolidated financial statements.

6.   Marketable Securities

The Company's investments in marketable securities are classified as "available-for-sale" in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, these investments are carried at fair market value as of the relevant balance sheet dates. Unrealized gains and losses are excluded from net income and reported in a separate component of stockholder's equity as cumulative other comprehensive income
(loss).

The carrying amount and estimated market value of these investments as of March 31, 2004 and December 31, 2003 are as follows:

                                                          As of March 31, 2004
                                                          Cost        Fair Value
                                                       ----------     ----------

Chaparral Resources, Inc., 543,850 Shares              $  543,850     $  609,112

PYR Energy, Inc., 173,625 Shares                          327,723        208,350

Vangold Resources, Inc., 100,000 Shares                    31,765         51,984
                                                       ----------     ----------

Total                                                  $  903,338     $  869,446
                                                       ==========     ==========


                                                        As of December 31, 2003
                                                          Cost        Fair Value
                                                       ----------     ----------

Chaparral Resources, Inc., 543,850 Shares              $1,189,326     $  549,288

PYR Energy, Inc., 173,625 Shares                          327,723        168,416

Vangold Resources, Inc., 100,000 Shares                    31,765         57,160
                                                       ----------     ----------

Total                                                  $1,548,814     $  774,864
                                                       ==========     ==========

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.   Marketable Securities (continued)

As of March 31, 2004, the Company held 543,850 shares of Chaparral Resources, Inc. ("Chaparral"), with a fair value of $609,112, 173,625 shares of PYR Energy, Inc. ("PYR"), with a fair market value of $208,350, and 100,000 shares of Vangold Resources Ltd., (formerly Paccom Ventures, Inc.), with a fair market value of $51,984.

The Company recognizes any unrealized gain or loss on its marketable securities when the securities are sold or when the Company determines that a permanent impairment has occurred. During the quarter ended March 31, 2004, the Company reclassified its unrealized loss in Chaparral as "other than temporary" and recognized an impairment of $645,476, reducing the Company's book basis in the securities to $543,850. The Company is evaluating its options to dispose of its investment in Chaparral in order to utilize the proceeds for the acquisition, exploration and development of oil and gas properties. Given the capital nature of any losses which would result from the disposition of the Chaparral stock, the Company recorded a 100% valuation allowance on the deferred tax asset resulting from the impairment.

After considering the write-down of the Chaparral common stock, the Company has classified the remaining unrealized gains and losses in its marketable securities as temporary in nature. The Company recorded unrealized losses as a component of other comprehensive income (loss) of $22,030, net of deferred taxes of $11,862, and $622,040, net of deferred taxes of $334,945, for the periods ended March 31, 2004 and 2003, respectively.

The Company is subject to certain trading restrictions for both Chaparral and PYR due to SEC regulations regarding stock traded by affiliates of public companies, which may limit or prohibit the Company's ability to dispose of either investment in the future. The Company's President and Chief Executive Officer, Bryce Rhodes, currently serves as an independent director on PYR's board of directors, which classifies Mr. Rhodes as an insider of the company. Additionally, the Company may be considered an indirect affiliate of Chaparral through stock held by Whittier Ventures, LLC, an affiliate of the Company.

7.   Investments in Partnerships

The original cost basis, cumulative distributions and book value of the Company's partnership investments as of March 31, 2004, and December 31, 2003, were as follows:

                                                                      Investment    Cumulative    March 31, 2004
                                                                      Cost Basis   Distributions  Net Book Value
                                                                      -----------  -------------  --------------
KAB Acquisition L.P. - II, 8.0% Limited Partnership Interest          $   150,000   $  (198,781)   $      --
KAB Acquisition L.P. - III, 6.4286% Limited Partnership Interest          150,000      (155,257)          --
KAB Acquisition L.L.L.P. - IV, 7.2% Limited Partnership Interest          150,000      (178,375)          --
KAB Acquisition L.L.L.P. - V, 7.5% Limited Partnership Interest           150,000      (115,389)        34,611
KAB Acquisition L.L.L.P. - VI, 2.1825% Limited Partnership Interest       150,000       (31,751)       118,249
Avalanche Royalty Partners LLC, 8.925% Membership Interest                341,000      (359,773)          --
Rincon Energy Partners, LLC, 10% Membership Interest                       84,000          --           84,000
                                                                      -----------   -----------    -----------

Total                                                                 $ 1,175,000   $(1,039,326)   $   236,860
                                                                      ===========   ===========    ===========



                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.   Investments in Partnerships (continued)

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
                                                                      ==========       ==========        ==========

The Company records its book value in partnership investments at the lower of cost or fair market value, less cumulative cash distributions from each investment. Cash distributions in excess of basis are recorded as partnership income and any impairment of partnership investment is recorded as a charge to income. The Company periodically reviews its partnership investments for impairment by comparing each investment's book value against its fair value. Management uses its best efforts to estimate fair value in its partnership investments, based on the historical and expected future performance of each investment, as well as consideration of any significant events affecting the underlying assets of each partnership, which may limit the Company's ability to recover its investment. Any resulting impairment is recorded in earnings in the period the Company determines that an impairment exists. The Company recognized partnership income of $36,412 for the quarter ended March 31, 2004, compared to partnership income of $3,576 for the quarter ended March 31, 2003.

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

Under the successful efforts method of accounting for oil and gas properties, the Company periodically assesses its proved properties for impairments by comparing the aggregate net book value of its proved properties with their aggregate estimated future net cash flows. The Company performs a periodic review for impairment of proved properties on a field by field basis. Unamortized capital costs are measured on a field basis and are reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. The Company determines if an impairment has occurred through either adverse changes or as a result of its periodic review for impairment. Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values. No impairment losses were recorded during the interim periods ended March 31, 2004 and 2003, respectively.

The Company recognized $519,433 in depletion, depreciation and amortization expense for the three months ended March 31, 2004, compared to $234,492 for the three months ended March 31, 2003.

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8.   Oil and Gas Properties (continued)

In February 2004, the Company sold all of its approximate 5% working interest in the Cascade Field in Los Angeles County, California to a private company for $525,000, generating a book gain of $242,018. The Company utilized a portion of the proceeds to acquire an additional 10% working interest in the Bonnie View Field in Refugio County, Texas, for approximately $195,000, increasing the Company's operated working interest in the property to 71.38%.

9.   Notes Payable

On July 17, 2002, the Company signed a revolving credit agreement with a financial institution to borrow up to $15,000,000, based upon the amount of proved reserves attributable to the Company's oil and gas properties. Interest expense is payable monthly at an interest rate equal to 3/4% over prime, as published by the Wall Street Journal. The credit line is reviewed every six months by the bank to determine if the Company is required to begin making monthly principal payments. The credit agreement was amended in April 2004 to extend its maturity date to March 1, 2006.

The Company had net borrowings under the credit agreement of $4,265,000 and $4,505,000 as of March 31, 2004 and December 31, 2003, respectively. The Company incurred interest expense of $51,393 and $50,725 during the respective quarters ended March 31, 2004 and 2003, all of which was expensed as incurred. As of March 31, 2004, the Company utilized a total of $165,000 of its available borrowing base under the credit facility to provide letters of credit against required state bonds in Louisiana and Texas relating to the Company's operated oil and gas properties. The costs of maintaining the letters of credit, which are not reflected as principal draw downs under the credit facility, are included in interest expense.

The credit agreement is collateralized by substantially all of the Company's assets and the Company is subject to various covenants, representations and warranties as established by the credit agreement. The primary covenants agreed to by the Company include the following:

     - The Company will maintain a total Tangible Net Worth of not less than $4,900,000, plus (a) fifty percent (50%) of net income (excluding losses), and (b) one hundred (100%) of any increases in shareholders' equity resulting from the sale or issuance of equity interests commencing with the quarter ended September 30, 2002.

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

The Company was in compliance with these covenants as of March 31, 2004 and March 31, 2003.

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.   Notes Payable (continued)

As of March 31, 2004, the Company has classified $640,000 of the outstanding principal under the credit agreement as a current liability, based on the Company's latest borrowing base review by the bank in March 2004. Anticipated future maturities of the credit line, based on principal outstanding as of March 31, 2004, are as follows:

                 Year                      Amount
                 ----                      ------

                 2004                    $   640,000
                 2005                        960,000
                 2006                        960,000
                 2007                        960,000
              Thereafter                     745,000
                                         -----------

                 Total                   $ 4,265,000
                                         ===========


10.  Common Stock and Common Stock Equivalents

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

In December 2003, the Company's Board of Directors approved a Long Term Incentive Plan, which sets aside a total of 1.56 million shares of the Company's common stock for issuance to the Company's officers, directors, employees, and consultants. In January 2004, the Company granted a total of 729,000 options to purchase the Company's common stock at an exercise price of $1.75 per share to certain employees and directors of the Company. The options vest ratably over a three year period from the date of grant and have a term of 5 years. The Plan is subject to ratification by the Company's stockholders and the next annual meeting to be held in 2004. See Note 4.

In January 2004, the Company issued 22,293 shares of its common stock to CK Cooper & Company, an investment banking firm, as payment of approximately $40,127 in outstanding investment banking fees related to the merger of Olympic and Whittier Energy. Alex Montano, a former director of the Company, is also a managing director of CK Cooper.

In March 2004, 35,000 options to acquire the Company's common stock at an exercise price of $1.93 per share expired unexercised.

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

11.  Commodity Price Risk Hedging Instruments

The Company held various derivative instruments, including crude oil and natural gas option agreements known as "swaps" and "collars" as of March 31, 2004 and March 31, 2003. Swaps are designed to fix the price of anticipated sales of future production, while collars are designed to establish floor and ceiling prices on anticipated sales of future production. The Company entered into the contracts at the time it acquired certain operated oil and gas property interests as a means to reduce the future price volatility on its sales of oil and gas production, as well as to achieve a more predictable cash flow from its oil and gas properties. The Company has designated its price hedging instruments as cash flow hedges in accordance with SFAS 133.

The Company accounts for its derivatives as cash flow hedging instruments, recognizes gains or losses on settlement of its hedging instruments in oil and gas revenues, and reflects changes in their fair value as a component of other comprehensive income, net of deferred taxes. The Company considers the ineffective portion of its hedging instruments to be immaterial. The Company recognized pre-tax losses in oil and gas revenues of $199,389 and $233,028, for the quarters ended March 31, 2004 and 2003, respectively, due to realized settlements of its price hedge contracts during the relevant periods. The Company recorded unrealized losses of $606,830, net of deferred taxes of $326,754, for the quarter ended March 31, 2004, and unrealized losses of $318,663, net of deferred taxes of $171,588, for the quarter ended March 31, 2003.

Further details relating to the Company's hedging activities are as follows:

Hedging Contracts Held as of March 31, 2004:

                                         Total          Nymex Contract Price
     Contract Period and Type            Volume     Floor    Ceiling/Swap Price
     ------------------------            ------     -----    ------------------

   Crude Oil Contracts (barrels)
   Swap Contracts:
     April 2004 - December 2004          11,250        N/A        $ 22.15
     April 2004 - December 2004           9,000        N/A        $ 31.05

   Collar Contracts:
     April 2004 - September 2004          6,000    $ 24.50        $ 29.55
     April 2004 - December 2004          26,250    $ 18.00        $ 22.00
     April 2004 - December 2004          18,000    $ 24.00        $ 29.25
     January 2005 - April 2005           15,000    $ 19.75        $ 22.75
     January 2005 - December 2005        12,000    $ 26.00        $ 29.20
     April 2005 - December 2005           9,000    $ 26.00        $ 28.25

   Natural Gas Contracts (mmbtu)
   Collar Contracts:
     April 2004 - December 2004         180,000     $ 4.07         $ 8.00
     April 2004 - December 2004          29,700     $ 4.00         $ 6.70
     January 2005 - December 2005       120,000     $ 4.00         $ 7.20

                           WHITTIER ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

11.  Commodity Price Risk Hedging Instruments (continued)

Hedging Contracts Held as of December 31, 2003:

                                           Total         Nymex Contract Price
       Contract Period and Type            Volume     Floor  Ceiling/Swap Price
       ------------------------            ------     -----  ------------------

    Crude Oil Contracts (barrels)
    Swap Contracts:
      January 2004 - December 2004         15,000        N/A      $ 22.15

    Collar Contracts:
      January 2004 - September 2004         9,000    $ 24.50      $ 29.55
      January 2004 - December 2004         35,000    $ 18.00      $ 22.00
      January 2004 - December 2004         24,000    $ 24.00      $ 29.25
      January 2005 - April 2005            15,000    $ 19.75      $ 22.75


    Natural Gas Contracts (mmbtu)
    Collar Contracts:
      January 2004 - March 2004            39,900     $ 4.00       $ 8.75


12.  Related Party Transactions

The Company's Chief Operating Officer, Daniel Silverman, received a 4.63% net profits interest ("NPI") in the Company's investment in the Beaver Dam Creek Field upon completion of the transaction in 2002. The NPI entitled Mr. Silverman to 4.63% of the Company's net operational cash flow from the field (i.e. revenues less operating costs and capital investment) after deducting related principal and interest payments under the Company's credit facility described in
Note 9. The Company did not make any distributions to Mr. Silverman for the NPI in 2003 and paid Mr. Silverman a total of $16,408 in net profits in 2002. In March 2004, the Company acquired the NPI from Mr. Silverman for $70,000.

13.  Subsequent Events

In April 2004, the Company entered into a long-term lease for office space in Houston, Texas, for estimated rentals of approximately $60,000 per annum. The lease term is 7.5 years, beginning in April 2004. The Company's new corporate address is 333 Clay Street, Suite 1100, Houston, Texas 77002. The Company also has an office in Carlsbad, California.

In May 2004, the Company acquired an approximate 73% operated working interest in the Cut Off Field in Lafourche Parish, Louisiana for approximately $1.65 million in cash. The field includes four producing oil wells, one salt water disposal well, and two shut-in wells. Gross production from the field is approximately 210 Bopd (105 Bopd net) and 150 Mcfd (35 Mcfd). The Company funded the acquisition utilizing a combination of working capital and $1.0 million in additional principal borrowed under its credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Combination of the Company and Whittier Energy
-------------------------------------------------------

On September 10, 2003, WEC merged with and into Whittier Energy with Whittier Energy surviving the Merger to become a wholly owned subsidiary of the Company. Although the Company was the legal acquirer of Whittier Energy and continues as a publicly traded entity, Whittier Energy was the acquirer for accounting purposes. As a result, the Company has conformed to Whittier Energy's accounting methods following the Merger, including the use of a calendar year-end and reporting our oil and gas activities using the successful efforts method of accounting. The Merger is more fully described in the Company's Form 8-K filed with the SEC on September 25, 2003, as amended on November 20, 2003.

Company Background
------------------

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

Prior to 2002, the Company invested in non-operated working interests, royalty interests, and various limited partnership interests in oil and gas properties, as well as other investments related to the oil and gas industry, such as drilling rig partnerships and private placements in marketable securities in public energy companies. These investments were funded through internally generated cash flows from operations. During 2002, we expanded our investment strategy to include the acquisition of oil and gas properties we would operate directly. During 2002, the Company completed two significant operated property acquisitions. In April 2002, Whittier Energy acquired an 89% working interest in the Beaver Dam Creek Unit in St. Helena Parish, Louisiana for approximately $3.5 million. In July 2002, Whittier Energy acquired a 100% working interest in the Big Wells Field in Dimmit County, Texas, for approximately $1.65 million. We financed the purchase of the two properties using a combination of available working capital and approximately $3.55 million in debt provided by a revolving credit facility from a third party bank (the "Credit Facility"). The Credit Facility is discussed in more detail below.

Throughout 2003, we continued to execute our strategy to invest in operated and non-operated oil and gas properties, including $400,000 to acquire an approximate 21% operated working interest in the Rayne Field in Acadia Parish, Louisiana in March 2003, the effective acquisition of our non-operated gas properties (principally in California) through the September 2003 business combination with Olympic (non-cash), and the $1.2 million acquisition of a 61.38% operated working interest in the Bonnie View Field in Refugio County, Texas in November 2003. The Company financed the purchase of the Rayne Field using available working capital and $360,000 in borrowings from the Credit Facility, while the Bonnie View Field acquisition was financed using $600,000 in working capital and $600,000 in principal from the Company's Credit Facility. In February and March 2004, the Company acquired an additional 10% working interest in the Bonnie View Field for approximately $195,000, utilizing proceeds from its February 2004 sale of its non-operating interest in the Cascade Unit for $525,000.

In May 2004, the Company acquired an approximate 73% operated working interest in the Cut Off Field in Lafourche Parish, Louisiana for approximately $1.65 million. The field includes four producing oil wells, one salt water disposal well, and two shut-in wells. Gross production from the field is approximately 210 Bopd (105 Bopd net) and 150 Mcfd (35 Mcfd). The Company funded the acquisition utilizing a combination of working capital and $1.0 million in additional principal borrowed under the Credit Facility.

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

Liquidity and Capital Resources
-------------------------------

During the quarter ended March 31, 2004, the Company generated approximately $619,000 in net cash flows from operations and had a net working capital position of approximately $861,000. The Company is currently producing, net to its interest, approximately 866 Boe per day, including 580 barrels of oil per day ("Bopd") and 1.72 million cubic feet of gas per day ("Mmcfd"), and is generating net positive cash flow from its operations. Current production rates are inclusive of the Company's recent acquisition of the Cut Off Field in May 2004.

The Credit Facility provides for a total potential revolving credit line of $15,000,000, the availability of which is determined based on the value of the Company's proved oil and gas reserves. As of March 31, 2004, the Company had $4.27 million in principal outstanding under the Credit Facility, of which $640,000 was classified as a current liability payable on or before March 31, 2005. During the latest quarter, we repaid $240,000 in principal on the Credit Facility. The Company is not required to make any additional principal payments on the Credit Facility prior to the next borrowing base review in August 2004. The Credit Facility is collateralized by substantially all of the Company's assets and subjects the Company to various covenants, representations and warranties as established by the underlying credit agreement. The terms and conditions of the Credit Facility are more fully described in Note 9 to the Company's financial statements included herein.

The Company's future liquidity, in both the short and long-term, is principally dependent upon the volume of our oil and gas production, as well as the market price we receive on future sales of that production. The Company's proved reserves primarily consist of proved developed producing reserves, which we believe provide a core basis of future production and internal cash flow necessary to fund our day-to-day business activities.

The long-term growth of the Company depends on our ability to replace and extend our existing proved oil and gas reserve base, as well as to increase rates of production from new and existing properties in order to generate higher oil and gas revenues. The Company seeks to accomplish steady and sustainable growth of its proved reserves and future production rates through the acquisition, exploration and development of additional oil and gas properties, as well as continued exploitation and development of existing properties. We presently intend to fund future growth using a combination of available working capital, third party debt financing, and the issuance of our equity and/or debt securities. The Company is also considering options to dispose of its investment in certain marketable securities in order to reinvest the proceeds into oil and gas properties.

The Company has net outstanding capital commitments of approximately $350,000, which will become due and payable over the next several months relating to ongoing and planned drilling and capital workover activities. The Company plans to drill the Schirmer 1-19 well in the Bonnie View Field and the Cavenham Forest 5-1 sidetrack in Beaver Dam Creek during late May 2004. The Company also has minor non-operated interests (1% or less) in 6 deep gas wells currently drilling and/or completing in Oklahoma and is participating in two ongoing well re-completion projects, which are attempting to re-establish production from previously abandoned well bores. We expect to fund all of our ongoing capital projects utilizing available cash flow from operations.

Results of Operations
---------------------

For the Quarter Ended March 31, 2004 compared with the Quarter Ended March 31, 2003

We generated a net loss of approximately $276,000, or $0.03 per share, for the quarter ended March 31, 2004, compared to net income of $252,000, or $0.03 per share, for the comparable period ended March 31, 2003. The $528,000 variance primarily relates to the $645,000 impairment of the Company's investment in certain marketable securities.

During the quarter ended March 31, 2004, we generated oil and gas revenues of approximately $1.9 million, or $29.80 per Boe, on production of approximately 63,865 Boe. For the comparable period in 2003, we generated revenues of approximately $1.5 million, or $28.86 per Boe, on production of approximately 52,015 Boe. The 27% increase in revenues was based primarily upon higher production volumes (23%), as well as higher prices obtained for oil and gas sold during the current period (4%). The increase in production in the current period resulted from the acquisition of the East Corning and Bonnie View Fields during September and November 2003, respectively, as well as higher production attributable to the Company's investment in the Greater Mayfield area in Oklahoma.

Lease operating expenses ("LOE") decreased by $29,000, or 6%, from $504,000 for the quarter ended March 31, 2003 to $475,000 for the quarter ended March 31, 2004, while LOE per unit of production decreased by 23% from $9.69 per Boe to $7.44 per Boe between the two periods. Depletion, depreciation, and amortization ("DD&A") increased from approximately $235,000, or $4.52 per Boe, for the quarter ended March 31, 2003, to $519,000, or $8.13 per Boe, for the quarter ended March 31, 2004. The decrease in operating costs relates to non-recurring workover and stimulation costs incurred during 2003 in the Beaver Dam Creek and Big Wells Fields in order to enhance production. The increase in DD&A is related to greater total production during the current period as a result of two acquisitions completed in late 2003, as well as a higher DD&A rate per unit of production associated with our recent producing property acquisition in California and enhanced production from the new wells coming on stream in the Greater Mayfield area.

General and administrative expenses were approximately $408,000 for the three months ended March 31, 2004, compared to $140,000 for the comparable period ended March 31, 2003. The increase of $268,000 reflects our enhanced operational activity from the prior year, including establishing new corporate headquarters in Houston, Texas, transitioning from a private to a public company, and increasing the Company's staff from 1 to 4 full-time employees. Additional non-recurring costs relating to the Merger include approximately $68,000 in general and administrative costs associated with the maintaining an office in Vancouver through March 31, 2004.

During the quarter ended March 31, 2004, the Company reclassified its unrealized loss in Chaparral as "other than temporary" and recognized an impairment of approximately $645,000. The Company is evaluating its options to dispose of its investment in Chaparral and intends to monetize its investment in order to utilize the proceeds for the acquisition, exploration and development of oil and gas properties. Given the capital nature of any losses which would result from the future disposition of the Company's investment in Chaparral, the Company recorded a 100% valuation allowance on the deferred tax asset resulting from the impairment.

During the current period, the Company also recognized a gain of approximately $242,000 on the sale of an approximate 5% working interest in the Cascade Unit in Los Angeles County, California, for $525,000. The Company did not dispose of any oil and gas properties during the comparable quarter in 2003.

Off-Balance Sheet Arrangements
------------------------------

We are not a party to any off balance sheet arrangements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" (defined in Rule 13a-15(e)) refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities and Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. Whittier's Chief Executive Officer and Chief Financial Officer, who also serves as the principal accounting officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, and they concluded that, as of such date, Whittier's controls and procedures were effective.


                           Part II- Other Information

Item 2 - Changes in Securities

In January 2004, the Company issued 22,293 shares of common stock to CK Cooper & Company, an investment banking firm, as payment of approximately $40,127 in outstanding investment banking fees relating to the merger of Olympic and Whittier Energy. Alex Montano, a former director of the Company, is also a managing director of CK Cooper. The Company issued the shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The recipient had available all material information concerning the Company and the stock certificates bear an appropriate restrictive legend under the Securities Act of 1933, as amended. No underwriter was involved in the transaction.

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

          (i)  8-K Report filed on January 2, 2004 - Item 5. Other Events,

          (ii) 8-K Report filed on February 24, 2004 - Item 5. Other Events.

          (iii) 8-K Report filed on March 5, 2004 - Item 5. Other Events.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 14, 2004



                                       Whittier Energy Corporation


                                       By: /s/ Bryce W. Rhodes
                                       -----------------------
                                       Bryce W. Rhodes
                                       President, Chief Executive Officer, and
                                       Director



                                       By: /s/ Michael B. Young
                                       ------------------------
                                       Michael B. Young
                                       Chief Financial Officer, Treasurer and
                                       Controller (Principal Financial and
                                       Accounting Officer)