Form 10QSB
period 2004-06-30
WHITTIER ENERGY CORP
filed 2004-08-16
CIK 1108520

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission File Number:   0-30598

WHITTIER ENERGY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-0539412
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

333 Clay Street, Suite 1100 Houston, Texas 77002
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (713) 850-1880

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒                   NO  ☐

As of August 16, 2004 the Registrant had 11,478,202 shares of its $.001 par value common stock issued and outstanding.

Part I – Summarized Financial Information

Item 1 – Financial Statements

Whittier Energy Corporation

Consolidated Balance Sheets

(In Thousands)

	June 30, 2004 (Unaudited)	December 31, 2003 (Audited)

Assets
Current assets:
Cash and cash equivalents	$1,888	$1,037
Accounts receivable	2,112	1,199
Income tax receivable	38	38
Prepaid assets	92	76

Total current assets	4,130	2,350

Deferred income tax assets	734	883
Investments in partnerships	243	240
Investments in marketable securities	870	775
Oil and gas properties (successful efforts method), furniture and equipment, net	18,791	10,369

Total assets	$24,768	$14,617

See accompanying notes.

	June 30, 2004 (Unaudited)	December 31, 2003 (Audited)

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,870	$1,304
Taxes payable	19	19
Note payable, current portion	2,475	560
Total current liabilities	5,364	1,883

Deferred income tax liability	1,699	1,513
Note payable	5,840	3,945
Subordinated note payable	1,787
Asset retirement obligation	97	69
Commodity price hedging contracts	859	574
Total liabilities	15,646	7,984

Stockholders’ equity:
Common stock, no par value, 100,000,000 shares authorized, 11,478,202 and 10,046,296 shares issued and outstanding as of June 30, 2004 and December 31, 2003, Respectively	11	10
Additional paid-in capital	5,204	2,694
Accumulated other comprehensive loss, unrealized loss on marketable securities, net of taxes of $9,476 and $270,882, for the periods ended June 30, 2004 and December 31, 2003, respectively	(18)	(503)
Accumulated other comprehensive loss, hedging contracts, net of taxes of $305,362 and $200,912 for the periods ended June 30, 2004 and December 31, 2003, respectively	(567)	(373)
Retained earnings	4,492	4,805
Total stockholders’ equity	9,122	6,633

Total liabilities and stockholders’ equity	$24,768	$14,617

See accompanying notes.

Whittier Energy Corporation

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Share Data)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Oil and gas revenues	$2,171	$1,406	$4,075	$2,907

Costs and expenses:
Lease operating expenses	664	658	1,139	1,162
Production taxes	213	133	373	315
Depreciation, depletion, and amortization	515	262	1,034	497
Exploration expense	539	—	539	—
General and administrative expenses	328	316	737	456

Total costs and expenses	2,259	1,369	3,822	2,430

Income (loss) from operations	(88)	37	253	477

Other income (expense):
Interest and dividend income	1	—	1	1
Interest expense	(60)	(49)	(111)	(100)
Gain (loss) from sales	4	(31)	246	(31)
Partnership income	85	—	121	4
Impairment of partnership investments	—	(733)	—	(733)
Impairment of marketable securities	—	—	(645)	—

Other expense	30	(813)	(388)	(859)

Loss before income taxes and cumulative effect of change in accounting principle	(58)	(776)	(135)	(382)
Provision for income taxes	21	136	(178)	—
Loss before cumulative effect of change in accounting principle	(37)	(640)	(313)	(382)
Cumulative effect of change in accounting principle	—	—	—	(6)
Net loss	$(37)	$(640)	$(313)	$(388)

Basic and dilutive loss per share:
Loss per share before cumulative effect of change in accounting principle	$(.00)	$(.06)	$(.03)	$(.04)
Cumulative effect of change in accounting principle	—	—	—	(.00)
Net loss per share	$(.00)	$(.06)	$(.03)	$(.04)

Weighted average number of shares outstanding (basic and dilutive)	10,258,667	10,046,296	10,165,344	10,046,296

See accompanying notes.

Whittier Energy Corporation

Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Cash flows from operating activities
Net income/(loss)	$(313)	$(388)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation, depletion, and amortization	1,034	497
Exploration expense	539
Deferred income taxes	178	—
(Gain)/loss on the sale of oil and gas properties	(246)	31
Partnership income	(121)	(4)
Impairment of marketable securities	645	—
Impairment of partnership investments	—	733
Cumulative effect of change in accounting principle	—	6
(Increase)/decrease in restricted cash	—	25
(Increase)/decrease in accounts receivable	(913)	(441)
(Increase)/decrease in prepaids and other receivables	(16)	—
Increase/(decrease) in accounts payable	1,566	449
Increase/(decrease) in taxes payable	—	(3)
Net cash provided by operating activities	2,353	905

Cash flows from investing activities
Investment in oil and gas properties	(10,119)	(1,031)
Proceeds from sale of oil and gas properties	525	36
Net proceeds from private placement	2,359	—
Investments in partnerships	(22)	(68)
Distributions from partnerships	158	76
Net cash used in investing activities	(7,099)	(987)

Cash flows from financing activities
Loan payments	(240)	(70)
Proceeds from senior credit facility	4,050	560
Proceeds from subordinated convertible note	1,787	—
Net cash provided by financing activities	5,597	490

Net increase (decrease) in cash and cash equivalents	$851	$408

Cash and cash equivalents at beginning of period	1,037	302

Cash and cash equivalents at end of period	$1,888	$710

See accompanying notes.

WHITTIER ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             General

Whittier Energy Corporation (“Whittier”), a Nevada corporation, is an independent oil and gas exploration and production company engaged in the acquisition, exploration and development of oil and gas properties in the continental United States. As of June 30, 2004, Whittier had three wholly owned subsidiaries, including Whittier Energy Company (“Whittier Energy”), a Nevada corporation, Whittier Operating, Inc. (“Whittier Operating”), a Texas corporation, and Olympic Resources (Arizona) Ltd. (“Olympic Arizona”), an Arizona corporation. Whittier Operating is a direct subsidiary of Whittier Energy. References to the “Company” refer to Whittier and its subsidiaries.

Whittier was originally incorporated in the Province of British Columbia, Canada, in 1986, under the name Global Data Systems Corp. Global Data Systems was later renamed Comtron Enterprises Inc. in November 1989. In October 1993, Comtron Enterprises changed its name to Olympic Resources Ltd. (“Olympic”). On September 10, 2003, Olympic’s wholly owned subsidiary, WEC Acquisition, Inc. (“WEC”), a Wyoming corporation, merged into Whittier Energy, triggering a change in control of the Company (the “Merger”). WEC was formed by Olympic during the quarter ended September 30, 2003, solely for the Merger. WEC merged with and into Whittier Energy with Whittier Energy surviving the Merger to become the wholly owned subsidiary of the Company. In exchange for their Whittier Energy common stock, the Whittier Energy shareholders received shares of the Company’s voting common stock and Series A Convertible Preferred Stock.

As part of the corporate restructuring of the Company, in December 2003 the Company’s stockholders approved a one-for-ten reverse stock split of the Company’s common stock and the merger of Olympic into a newly formed, wholly owned subsidiary, “Whittier Energy Corporation,” a Nevada corporation. On December 31, 2003, Olympic effected the one-for-ten reverse split of its common stock and consummated the merger of Olympic with and into Whittier Energy Corporation. As a result of the reverse split, the Company’s Series A Preferred Stock automatically converted into shares of the Company’s split-adjusted common stock and Whittier Energy’s former shareholders owned approximately 85% of the Company’s outstanding voting common stock. After consideration of the Company’s private placement of its common stock completed in June 2004 (see Note 11), Whittier Energy’s former shareholders now own approximately 79% of the Company’s outstanding common stock.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Reference should be made to the relevant notes to the financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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

2.             Loss Per Share

Basic and dilutive earnings or loss per common share is calculated by dividing net income or loss by the aggregate weighted average number of shares outstanding during the period. Diluted earnings per share considers the dilutive effect of the average number of common stock equivalents, consisting of the Company’s common stock options and warrants, outstanding during the period. Diluted loss per share is not presented as the Company incurred net losses for the periods presented. Common stock and common stock equivalents outstanding for the three and six months ended June 30, 2003, reflect the Company’s common stock outstanding as of the date of the Merger. Whittier Energy did not have any common stock equivalents outstanding as of June 30, 2003 and all stock options and warrants acquired from the Company as part of the Merger are reflected on a prospective basis from the date of the Merger.

All share amounts for the periods ended June 30, 2004 and June 30, 2003, respectively, have been adjusted to reflect the Company’s one-for-ten reverse stock split and conversion of its Series A Preferred Stock into common stock on December 31, 2003.

3.             Comprehensive Income (Loss)

The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130 “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income (loss). In addition to net income, comprehensive income (loss) includes all changes to equity during a period, except those resulting from investments and distributions to the owners of the Company.

The Company recorded unrealized losses on cash flow hedging contracts as components of other comprehensive income (loss) of $567,101, net of deferred taxes of $305,362, and $373,128, net of deferred taxes of $200,912, for the periods ended June 30, 2004 and December 31, 2003, respectively. The Company also recorded unrealized losses on marketable securities as components of other comprehensive income (loss) of $17,600, net of deferred tax of $9,476, and $503,067, net of deferred taxes of $270,882, for the periods ended June 30, 2004 and December 31, 2003, respectively.

Total comprehensive income (loss) was $6,535 and ($21,882) for the three and six months ended June 30, 2004, respectively. Comparatively, the Company recorded total comprehensive income (loss) of ($617,693) and ($428,602) for the three and six months ended June 30, 2003, respectively.

4.             Stock Based Compensation

The Company accounts for stock based compensation using the intrinsic value method under APB 25 “Accounting for Stock Issued to Employees.” SFAS 123 requires that pro forma information regarding net income or loss per share be determined as if the Company had accounted for its employee stock options under the fair value method as defined in SFAS 123. We estimate the fair value for options issued during the period, if any, as of the date of grant using the Black-Scholes option pricing model by using weighted average assumptions, volatility factors of the expected market price of the Company’s common stock, and the weighted average life expectancy of the options.

In December 2003, the Company’s Board of Directors approved a Long Term Incentive Plan (the “Plan”), which was ratified by the Company’s stockholders in July 2004. The Plan sets aside a total of 1.56 million shares of the Company’s common stock for issuance to the Company’s officers, directors, employees, and consultants. During January 2004, the Company granted a total of 729,000 options to purchase the Company’s common stock at an average exercise price of $1.75 per share to certain directors, officers, and employees of the Company, of which 15,000 options were cancelled in May 2004. The options vest ratably over a three-year period from the date of grant and have a term of five years. The fair market value of the net options outstanding on the date of grant was estimated to be $1,088,611 using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4%, dividend yield of 0%, volatility factors of the expected market price of the Company’s common stock of 1.58, and a weighted average life expectancy of the options of 3.5 years. The Company issued an additional 19,500 options to various employees of the Company during the six months ended June 30, 2004, with an average exercise price of $1.65 per share, also subject to three year ratable vesting with a term of five years. The fair market value of the options on the date of grant was estimated to be approximately $19,000 using the Black Scholes option pricing model using weighted average assumptions applicable on the date of grant.

The Company did not have any options outstanding as of June 30, 2003. The Company acquired 187,500 options previously issued by Olympic as part of the Merger, all of which were fully vested as of the date of the Merger.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, an Amendment of SFAS No. 123 (“SFAS 123”) in an effort to encourage the recognition of compensation expense for the issuance of stock options.  The Company has elected to continue accounting for stock-based compensation under APB Opinion No. 25 and disclose pro forma net income and earnings per share, as if the fair value based method of accounting defined in Statement 123 and 148 had been applied.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The Company’s pro forma information, in thousands, is as follows:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Net loss under APB 25	$(37)	$(640)	$(313)	$(388)

Effect of SFAS 123	(92)	—	(175)	—

Pro forma net loss	$(129)	$(640)	$(488)	$(388)

Pro forma basic and diluted earnings (loss) per share	$(.01)	$(.06)	$(.05)	$(.04)

5.             New Accounting Standards

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” The Statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 for the calendar year beginning January 1, 2003. As a result of the adoption, the Company recorded an asset retirement obligation of approximately $35,546, an increase to oil and gas properties of $32,156 and a non-cash charge of $6,361, which was recorded as a Cumulative Effect of Change in Accounting Principle at January 1, 2003. The pro-forma effect of the Company’s adoption of SFAS 143 as of December 31, 2002 was insignificant to the Company’s financial results and has not been presented.

As of June 30, 2004, the Company’s future abandonment obligation was estimated to be $96,900, including $86,550 in costs capitalized to oil and gas properties subject to depletion and $10,350 in cumulative accretion expense. The Company incurred $1,943 and $3,595 in accretion expense for the three and six months ended June 30, 2004, respectively. Comparatively, the Company had a total future abandonment obligation outstanding as of December 31, 2003, of $68,698 including $60,168 in costs capitalized to oil and gas properties and $8,530 in cumulative accretion expense. The Company incurred $1,308 and $2,144 in accretion expense for the three and six months ended June 30, 2003, respectively.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends SFAS No.133, “Accounting for Derivative Instruments and hedging Activities.” SFAS 149 requires that contracts with comparable characteristics be accounted for similarly.  In addition, SFAS 149 also clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative contains a financing component. This statement became effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have any material impact the Company’s financial position, results of operations, or cash flows.

In January 2003, the FASB issued Interpretation 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”) (revised December 2003). FIN 46 will significantly change whether certain variable interest entities (“VIEs”) are consolidated with their sponsors, transferors, or investors. FIN 46 introduces a new variable interest consolidation model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. These provisions apply immediately to variable interests in VIEs created after January 15, 2003 and are effective for periods ending after December 15, 2003 for VIEs in which the Company holds a variable interest that it acquired prior to February 1, 2003. The Company does not believe it has any ownership interests in applicable VIEs and, therefore, application of the Interpretation will not have any material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement sets standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. This statement was effective for financial instruments entered into after May 31, 2003.  The adoption of SFAS 150 had no effect on the Company’s financial statements.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which requires that all business combinations after June 30, 2001 be accounted for using the purchase method of accounting and intangible assets be reported separately from goodwill. The FASB also issued SFAS No. 142, “Goodwill and Intangible Assets,” which established that goodwill and other indefinite lived intangible assets should be reviewed annually for impairment and not amortized ratably over a given time period. An issue has arisen regarding the application of SFAS 141 and SFAS 142 to the upstream oil and gas industry, among other extractive industries, whether acquisition costs relating to underlying oil and gas reserves should be reclassified as “intangible costs” other than capitalized oil and gas property costs. In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus that mineral rights are tangible assets. The FASB, ratifying the EITF’s consensus, issued FASB Staff Position 141-1 and 142-2 in April 2004, amending SFAS No. 141 and SFAS No. 142 to define mineral rights as tangible assets. The recent staff positions have had no impact on the Company’s consolidated financial statements.

6.             Marketable Securities

The Company’s investments in marketable securities are classified as “available-for-sale” in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”  As a result, these investments are carried at fair market value as of the relevant balance sheet dates.  Unrealized gains and losses are excluded from net income and reported in a separate component of stockholder’s equity as cumulative other comprehensive income (loss).

The carrying amount and estimated market value of these investments as of June 30, 2004 and December 31, 2003 are as follows:

	As of June 30, 2004
	Cost	Fair Value

Chaparral Resources, Inc., 543,850 Shares	$543,850	$625,428

PYR Energy, Inc., 173,625 Shares	327,723	213,559

Vangold Resources, Inc., 80,000 Shares	25,412	30,922

Total	$896,985	$869,909

	As of December 31, 2003
	Cost	Fair Value

Chaparral Resources, Inc., 543,850 Shares	$1,189,326	$549,288

PYR Energy, Inc., 173,625 Shares	327,723	168,416

Vangold Resources, Inc., 100,000 Shares	31,765	57,160

Total	$1,548,814	$774,864

The Company recognizes any unrealized gain or loss on its marketable securities when the securities are sold or when the Company determines that a permanent impairment has occurred. As of March 31, 2004, the Company reclassified its unrealized loss in Chaparral Resources, Inc. (“Chaparral”) as “other than temporary” and recognized an impairment of $645,476, reducing the Company’s book basis in the securities to $543,850. The Company is evaluating its options to dispose of its investment in Chaparral in order to utilize the proceeds for the acquisition, exploration and development of oil and gas properties. Given the capital nature of any losses which would result from the disposition of the Chaparral stock, the Company recorded a 100% valuation allowance on the deferred tax asset resulting from the impairment.

After considering the write-down of the Chaparral common stock, the Company has classified the remaining unrealized gains and losses in its marketable securities as temporary in nature. The Company recorded unrealized losses as a component of other comprehensive income (loss) of $17,600, net of deferred taxes of $9,476, and $585,584, net of deferred taxes of $315,314, for the periods ended June 30, 2004 and 2003, respectively.

The Company’s President and Chief Executive Officer, Bryce Rhodes, currently serves as an independent director on PYR’s board of directors, which classifies Mr. Rhodes as an insider of the company. Furthermore, Whittier Ventures, LLC, an affiliate of the Company, owns approximately 10% of the outstanding common stock of Chaparral.

7.             Investments in Partnerships

The original cost basis, cumulative distributions and book value of the Company’s partnership investments as of June 30, 2004, and December 31, 2003, were as follows:

	Investment Cost Basis	Cumulative Distributions	June 30, 2004 Net Book Value

KAB Acquisition L.P. - II, 8.0% Limited Partnership Interest	$150,000	$(242,710)	$—
KAB Acquisition L.P. - III, 6.4286% Limited Partnership Interest	150,000	(161,993)	—
KAB Acquisition L.L.L.P. - IV, 7.2% Limited Partnership Interest	150,000	(188,775)	—
KAB Acquisition L.L.L.P. - V, 7.5% Limited Partnership Interest	150,000	(123,663)	26,337
KAB Acquisition L.L.L.P. - VI, 2.1825% Limited Partnership Interest	150,000	(38,925)	111,075
Avalanche Royalty Partners LLC, 8.925% Membership Interest	341,000	(383,510)	—
Rincon Energy Partners, LLC, 10% Membership Interest	105,530	—	105,530

Total	$1,196,530	$(1,139,576)	$242,942

	Investment Cost Basis	Cumulative Distributions	December 31, 2003 Net Book Value

KAB Acquisition L.P. - II, 8.0% Limited Partnership Interest	$150,000	$(198,781)	$—
KAB Acquisition L.P. - III, 6.4286% Limited Partnership Interest	150,000	(150,258)	—
KAB Acquisition L.L.L.P. - IV, 7.2% Limited Partnership Interest	150,000	(165,735)	—
KAB Acquisition L.L.L.P. - V, 7.5% Limited Partnership Interest	150,000	(108,860)	41,140
KAB Acquisition L.L.L.P. - VI, 2.1825% Limited Partnership Interest	150,000	(20,085)	129,915
Avalanche Royalty Partners LLC, 8.925% Membership Interest	341,000	(338,027)	2,973
Rincon Energy Partners, LLC, 10% Membership Interest	66,000	—	66,000

Total	$1,157,000	$(981,746)	$240,028

The Company records its book value in partnership investments at the lower of cost or fair market value, less cumulative cash distributions from each investment. Cash distributions in excess of basis are recorded as partnership income and any impairment of partnership investment is recorded as a charge to income.  The Company periodically reviews its partnership investments for impairment by comparing each investment’s book value against its fair value. Management uses its best efforts to estimate fair value in its partnership investments, based on the historical and expected future performance of each investment, as well as consideration of any significant events affecting the underlying assets of each partnership, which may limit the Company’s ability to recover its investment. Any resulting impairment is recorded in earnings in the period the Company determines such impairment exists.

The Company recognized partnership income of $84,801 and $121,213 for the three and six months ended June 30, 2004, respectively. Comparatively, the Company recognized partnership income of $3,576 for both the three and six months ended June 30, 2003. The Company also recognized a loss from the impairment of partnership investments of $733,244 for quarter ended June 30, 2003, due to the total impairment of the Company’s investments in the Odin Spirit and the Odin Neptune drilling partnerships. The general partner of the Odin Neptune partnership disposed of its principal asset, a semi-submersible rig, for nominal value in July 2003 and the partnership was fully liquidated. The Odin Spirit partnership’s principal assets, two jack-up drilling rigs, were disposed of to satisfy its third party creditor, which had foreclosed on the rigs in May 2003. Consequently, the Company fully impaired both investments as of the quarter ended June 30, 2003.

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

Under the successful efforts method of accounting for oil and gas properties, the Company periodically assesses its proved properties for impairments by comparing the aggregate net book value of its proved properties with their aggregate estimated future net cash flows. The Company performs a periodic review for impairment of proved properties on a field by field basis. Unamortized capital costs are measured on a field basis and are reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. The Company determines if impairments have occurred through either adverse changes or as a result of its periodic review of its oil and gas properties. Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values. No impairment losses were recorded during the interim periods ended June 30, 2004 and 2003, respectively.

The Company recognized $538,530 in exploration expense for the three and six months ended in June 30, 2004. The Company incurred $75,926 in exploration expense as a result of its unsuccessful attempt to sidetrack the Cavenham Forest 5-1 well in the Beaver Dam Creek Field due to mechanical problems. Additionally, the Company expensed $462,604 relating to its non-operated interest in the Anvil Bar #75-26 well, drilled in the San Antonio prospect in Monterey County, California. Attempts to complete and stimulate the well in July 2004 were unsuccessful and the Company fully expensed its costs related to the project in the quarter ended June 30, 2004. All of the applicable costs had been previously accrued by the Company as of December 31, 2003.

The Company recognized $1,033,764 in depletion, depreciation and amortization expense for the six months ended June 30, 2004, compared to $496,886 for the six months ended June 30, 2003. Comparatively, the Company recognized $514,531 in depletion, depreciation and amortization expense for the three months ended June 30, 2004, compared to $262,394 for the three months ended June 30, 2003.

In May 2004, the Company acquired an average 73% working interest in the Cut Off Field, located in Lafourche Parish, Louisiana, for $1.65 million dollars. In July 2004, the Company acquired an additional 14% average working interest in the field from two other non-related parties for approximately $400,000, increasing the Company’s working interest in the field to approximately 87%. The Company financed the May 2004 acquisition of the Cut Off Field using $1.0 million in principal from its existing credit facility and available working capital.

9.             Acquisition of South Texas Gas Properties

In June 2004, the Company acquired various operated working interests in three gas fields in South Texas for approximately $7.5 million (the “Properties”) from various third party owners (the “Sellers”). The Properties were used by the Sellers for the exploration, development and production of oil and gas, which is the intended continued use for the acquired assets by the Company.

The Company acquired an average 78% working interest in the Properties’ seven existing wells and an average 61% working interest in any future undeveloped locations. Specifically, the Properties consist of working interests in the Tom Lyne Field in Live Oak County, Texas, the Scott & Hopper Field in Brooks County, Texas, and the North Rincon Field in Starr County, Texas.

The consideration paid for the Properties consisted of i) the payment of approximately $5.7 million in cash; ii) the issuance of a six year, approximate $1.8 million subordinated note bearing an interest rate of 7% and convertible into the Company’s common stock at a conversion price of $2.00 per share (the “Convertible Subordinated Note”); iii) a commitment to drill four wells over a 24-month period and pay certain drilling costs on behalf of the Sellers’ retained working interests in those wells (the “Drilling Commitment”); iv) certain future price sharing arrangements through June 30, 2008 in the event actual prices per Mcf received by the Company exceed agreed upon pricing levels

(the “Upside Price Sharing Agreement”); and v) the issuance of a three year warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $2.50 per share.

The $5.7 million cash portion of the purchase price was funded through $3.05 million in additional borrowings under the Company’s existing credit agreement (see Note 10), cash proceeds from the sale by the Company of equity in a private offering (see Note 11), and available working capital including the Company’s net revenues from the Properties from the March 1, 2004 effective date of the transaction. The approximate $1.8 million Convertible Subordinated Note is more fully described in Note 10.

Under the terms of the Drilling Commitment, the Company must drill a total of four wells, including two wells in the Scott & Hopper Field and two wells in the North Rincon Field, or reassign a portion of the undeveloped acreage in the Scott & Hopper and North Rincon fields to the Sellers.  The Company must begin drilling the first two wells on or before March 2005 and June 2005, respectively, in order for the Company to retain its undeveloped acreage rights in each field.  The Company must begin drilling the next two wells on or before March 2006 and June 2006, respectively, or the Company will reassign 50% of its undeveloped acreage rights in each field. The Company has also agreed to carry the Sellers’ drilling costs for the four wells up to “casing election point” (i.e. the decision point on whether to complete the well or abandon it as a dry hole). The estimated capital costs to drill these wells, net to the Company’s interest and including the Sellers’ carried interests, is approximately $3.1 million, which we expect to fund using future cash flows from operations. In the event the Company does not drill the required wells, the Company’s interests in existing wells on the Properties would be unaffected, as well as the Company’s undeveloped acreage in the Tom Lyne Field, which is not subject to the Drilling Commitment.

The Company has also entered into a four-year gas price sharing agreement from July 1, 2004 through June 30, 2008. Under the terms of the Upside Price Sharing Agreement, the Sellers will receive 50% of the excess, if any, of the Company’s net revenues for prices per Mcf received on production from the Properties in excess of an agreed target price during the sharing period. The Company has hedged a significant portion of the gas production from the Properties in a manner consistent with the Company’s hedging arrangements on production from its existing properties. The net revenues per Mcf received would be calculated as net revenues less hedge settlements, transportation and marketing costs, divided by net volumes produced. Any resulting payments due to the Sellers under the Upside Price Sharing Agreement at the end of each 12 month period would be netted for any applicable production taxes, as well. The target prices are $6.25, $6.50, $6.75, and $7.00 for the fiscal years ended June 30, 2005, 2006, 2007, and 2008, respectively.

Unaudited field level operating results for the Properties for the two years ended December 31, 2002 and 2003, respectively, and the interim three months ended March 31, 2004 are as follows (in thousands):

	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002

Oil and gas sales	$811	$2,363	$694
Production taxes	(60)	(174)	(51)
Lease operating expenses	(75)	(239)	(129)

Field operating income before DD&A	$676	$1,950	$514

10.          Notes Payable

On July 17, 2002, the Company signed a revolving credit agreement with a financial institution to borrow up to $15,000,000, based upon the amount of proved reserves attributable to the Company’s oil and gas properties. Interest expense is payable monthly at an interest rate equal to 3/4% over prime, as published by the Wall Street Journal. The credit agreement was amended in April 2004 to extend its maturity date to March 1, 2006.

The Company had net borrowings under the credit agreement of $8,315,000 and $4,505,000 as of June 30, 2004, and December 31, 2003, respectively. During the six months ended June 30, 2004, the Company borrowed a total of $4.05 million under the credit agreement to finance its May 2004 acquisition of the Cut Off field ($1.0 million) and its June 2004 acquisition of three South Texas gas properties further described in Note 9 ($3.05 million). The Company also repaid $240,000 in principal in the quarter ended March 31, 2004 in accordance with the terms of the credit agreement.

Under the credit agreement, the Company incurred interest expense of $106,548 and $100,747 during the six months ended June 30, 2004 and 2003, respectively, all of which was expensed as incurred. As of June 30, 2004, the Company utilized a total of $280,000 of its available borrowing base under the credit facility to provide letters of credit against required state bonds in Louisiana and Texas relating to the Company’s operated oil and gas properties. The costs of maintaining the letters of credit, which are not reflected as principal draw downs under the credit facility, are included in interest expense.

The credit agreement is collateralized by substantially all of the Company’s assets and the Company is subject to various covenants, representations and warranties as established by the credit agreement. The primary covenants agreed to by the Company include the following:

•      The Company will maintain a total Tangible Net Worth of not less than $4,900,000, plus (a) fifty percent (50%) of net income (excluding losses), and (b) one hundred (100%) of any increases in shareholders’ equity resulting from the sale or issuance of equity interests.

•      The Company will maintain a ratio of quarterly EBITDAX (net income before interest expenses, taxes, depreciation, depletion, amortization, exploration costs, and other non-cash expenses less non-cash income and capitalized expenses) to quarterly interest expense of not less than 3.00.

•      The Company will maintain a current ratio, determined quarterly, of Current Assets to Current Liabilities, not inclusive of any current portion of principal outstanding under the credit agreement, of at least one to one.

The Company was in compliance with these covenants as of the three and six months ended June 30, 2004 and 2003, respectively.

As of June 30, 2004, the Company has classified $2,475,000 of the outstanding principal under the credit agreement as a current liability, based on monthly principal payments required as a result of the Company’s latest borrowing base review by the bank performed in May 2004. The bank reviews the Company’s borrowing base every six months or in conjunction with a material acquisition. The Company’s next borrowing base review is scheduled for September 2004.

Anticipated future maturities of the credit line, based on principal outstanding as of June 30, 2004, are as follows:

Year	Amount
2004	$1,125,000
2005	2,700,000
2006	2,700,000
2007	1,790,000
Thereafter	—

Total	$8,315,000

As discussed in Note 9, the Company issued to the Sellers of the Properties a Convertible Subordinated Note in the amount of $1,787,330. The Convertible Subordinated Note, including any accrued interest thereon, is convertible at any time during its term at a conversion price of $2.00 per share. No principal payments are required on the Convertible Subordinated Note during the first two years it is outstanding. In the event the Convertible Subordinated Note is not converted into the Company’s common stock during this two year period, the Company will repay the principal outstanding ratably over 48 months until either the Convertible Subordinated Note has been fully repaid or the remaining principal outstanding on the Convertible Subordinated Note is converted into the Company’s common stock. The Company granted “piggy back” registration rights to the Sellers with regards to the Convertible Subordinated Note, which is fully subordinated to the Company’s existing credit agreement and may be paid off at any time without penalty to the Company.

11.          Common Stock and Common Stock Equivalents

In December 2003, the Company’s stockholders approved a corporate reorganization of the Company, which included a one-for-ten reverse stock split, the reincorporation of the Company from Wyoming to Nevada, and the change of the Company’s legal name from Olympic Resources Ltd. to Whittier Energy Corporation. All common stock and common stock equivalents have been retroactively adjusted to reflect the one-for-ten reverse split, which was consummated as of December 31, 2003.

In June 2004, the Company closed a private placement with accredited investors for 1.38 million shares of the Company’s common stock priced at $1.75 per share and three-year warrants to purchase an additional 1.38 million shares of common stock at an exercise price of $2.50 per share. The private offering was fully subscribed and resulted in total proceeds to the Company of $2,415,000.  The Company also issued 29,613 shares of common stock and a related warrant to purchase an additional 29,613 shares of common stock at an exercise price of $2.50 per share to a registered broker/dealer as payment for services rendered as a placement agent in connection with the private placement.

The Company used a significant portion of the net proceeds to finance, in part, its recently announced acquisition of various operated working interests in three gas fields in South Texas. See Note 9.

The Company is obligated to file a registration statement to register the common stock issued in the offering and the common stock to be issued upon exercise of the warrants for resale.  If the registration statement is not declared effective on or before December 31, 2004, the Company will be obligated to issue an additional 345,000 shares of common stock and an additional 345,000 related common stock warrants to the participants in the offering.

In December 2003, the Company’s Board of Directors approved the Long Term Incentive Plan, which sets aside a total of 1.56 million shares of the Company’s common stock for issuance to the Company’s officers, directors, employees, and consultants. During the six months ended June 30, 2004, the Company granted a total of 733,500 options to purchase the Company’s common stock at an average exercise price of $1.75 per share to certain employees, officers, and directors of the Company. The options vest ratably over a three-year period from the date of grant and have a term of five years. The Plan was ratified by the Company’s stockholders at the Company’s annual meeting held in July 2004.

In March 2004, 35,000 options to acquire the Company’s common stock at an exercise price of $1.93 per share expired unexercised.

In June 2004, warrants to purchase 120,000 shares of the Company’s common stock at an exercise price of $2.70 per share expired unexercised.

As discussed in Note 9, in June 2004, the Company issued the Sellers of the Properties a three-year warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The fair market value of the warrant on the date of grant was estimated to be $135,000 using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.26%, dividend yield of 0%, volatility factors of the expected market price of the Company’s common stock of .71, and a weighted average life expectancy of the options of 1.5 years.

12.          Commodity Price Risk Hedging Instruments

The Company held various derivative instruments, including crude oil and natural gas option agreements known as “swaps” and “collars” as of June 30, 2004 and 2003, respectively. Swaps are designed to fix the price of anticipated sales of future production, while collars are designed to establish floor and ceiling prices on anticipated sales of future production. The Company entered into the contracts at the time it acquired certain operated oil and gas property interests as a means to reduce the future price volatility on its sales of oil and gas production, as well as to achieve a more predictable cash flow from its oil and gas properties. The Company has designated its price hedging instruments as cash flow hedges in accordance with SFAS 133.

The Company accounts for its derivatives as cash flow hedging instruments, recognizes gains or losses on settlement of its hedging instruments in oil and gas revenues, and reflects changes in their fair value as a component of other comprehensive income, net of deferred taxes. The Company considers the ineffective portion of its hedging instruments to be immaterial. The Company recognized pre-tax losses in oil and gas revenues of $305,213 and $504,602, for the three and six months ended June 30, 2004, respectively, due to realized settlements of its price hedge contracts during the relevant periods. Comparatively, the Company recognized pre-tax losses in oil and gas revenues of $131,992 and $365,020, for the three and six months ended June 30, 2003, respectively. The Company recorded unrealized losses on cash flow hedging contracts of $567,101, net of deferred taxes of $305,362, and $373,128, net of deferred taxes of $200,912, for the periods ended June 30, 2004 and December 31, 2003, respectively.

Further details relating to the Company’s hedging activities are as follows:

Hedging Contracts Held as of June 30, 2004:

		Nymex Contract Price
Contract Period and Type	Total Volume	Floor	Ceiling/Swap Price

Crude Oil Contracts (barrels)
Swap Contracts:
July 2004 – December 2004	7,500	N/A	$22.15
July 2004 – December 2004	6,000	N/A	$31.05
July 2004 – December 2004	12,000	N/A	$38.38
January 2005 – December 2005	36,000	N/A	$34.75

Collar Contracts:
July 2004 – September 2004	3,000	$24.50	$29.55
July 2004 – December 2004	17,500	$18.00	$22.00
July 2004 – December 2004	12,000	$24.00	$29.25
January 2005 – April 2005	15,000	$19.75	$22.75
January 2005 – December 2005	12,000	$26.00	$29.20
April 2005 – December 2005	9,000	$26.00	$28.25
January 2005 – December 2005	18,000	$31.00	$36.95
January 2006 – December 2006	96,000	$30.00	$34.25

Natural Gas Contracts (mmbtu)
Swap Contracts
January 2005 – December 2005	120,000	N/A	$6.02

Collar Contracts:
July 2004 – December 2004	12,000	$4.07	$8.00
July 2004 – December 2004	19,800	$4.00	$6.70
January 2005 – December 2005	120,000	$4.00	$7.20
July 2004 – September 2004	90,000	$6.30	$6.65
October 2004 – December 2004	90,000	$6.30	$7.50
January 2005 – March 2005	72,000	$6.20	$8.40
April 2005 – September 2005	144,000	$5.75	$6.05
October 2005 – December 2005	72,000	$5.75	$6.75
January 2006 – December 2006	120,000	$5.00	$6.45

Hedging Contracts Held as of December 31, 2003:

		Nymex Contract Price
Contract Period and Type	Total Volume	Floor	Ceiling/Swap Price

Crude Oil Contracts (barrels)
Swap Contracts:
January 2004 – December 2004	15,000	N/A	$22.15

Collar Contracts:
January 2004 – September 2004	9,000	$24.50	$29.55
January 2004 – December 2004	35,000	$18.00	$22.00
January 2004 – December 2004	24,000	$24.00	$29.25
January 2005 – April 2005	15,000	$19.75	$22.75

Natural Gas Contracts (mmbtu)
Collar Contracts:
January 2004 – March 2004	39,900	$4.00	$8.75

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Combination of the Company and Whittier Energy

On September 10, 2003, WEC merged with and into Whittier Energy with Whittier Energy surviving the Merger to become a wholly owned subsidiary of the Company.  Although the Company was the legal acquirer of Whittier Energy and continues as a publicly traded entity, Whittier Energy was the acquirer for accounting purposes. As a result, the Company has conformed to Whittier Energy’s accounting methods following the Merger, including the use of a calendar year-end and reporting our oil and gas activities using the successful efforts method of accounting. The Merger is more fully described in the Company’s Form 8-K filed with the SEC on September 25, 2003, as amended on November 20, 2003.

Company Background

Whittier’s principal business is the acquisition, exploration, and development of oil and gas properties in the continental United States. Our assets consist of operated and non-operated working interests, royalty interests, partnership interests, and mineral acreage in various oil and gas properties, principally located in Louisiana, Texas, Oklahoma, and California, with minor property interests in Colorado, Utah, New Mexico, Wyoming, and Pennsylvania.

Prior to 2002, the Company invested in non-operated working interests, royalty interests, and various limited partnership interests in oil and gas properties, as well as other investments related to the oil and gas industry, such as drilling rig partnerships and private placements in marketable securities in public energy companies. These investments were funded through internally generated cash flows from operations.  During 2002, we expanded our investment strategy to include the acquisition of oil and gas properties we would operate directly and completed two significant operated property acquisitions. In April 2002, Whittier Energy acquired an 89% working interest in the Beaver Dam Creek Unit in St. Helena Parish, Louisiana for approximately $3.5 million. In July 2002, Whittier Energy acquired a 100% working interest in the Big Wells Field in Dimmit County, Texas, for approximately $1.65 million. We financed the purchase of the two properties using a combination of available working capital and approximately $3.55 million in debt provided by a revolving credit facility from a third party bank (the “Credit Facility”). The Credit Facility is discussed in more detail below.

Throughout 2003, we continued to execute our strategy to invest in operated and non-operated oil and gas properties, including $400,000 to acquire an approximate 21% operated working interest in the Rayne Field in Acadia Parish, Louisiana in March 2003, the effective acquisition of our non-operated gas properties (principally in California) through the September 2003 business combination with Olympic (non-cash), and the $1.2 million acquisition of a 61.38% operated working interest in the Bonnie View Field in Refugio County, Texas in November 2003. The Company financed the purchase of the Rayne Field using available working capital and $360,000 in borrowings from the Credit Facility, while the Bonnie View Field acquisition was financed using $600,000 in working capital and $600,000 in principal from the Company’s Credit Facility.

As of December 31, 2003, the Company had total proved reserves of 1,960,862 barrels of oil equivalent (“Boe”), consisting of 1,462,770 barrels of oil and 2,989 million cubic feet of gas (“Mmcf”), of which 97% is considered proved developed producing. Comparatively, we had total proved reserves of 1,802,769 Boe and 302,183 Boe as of December 31, 2002 and December 31, 2001, respectively. This represents an 8.8% increase in proved reserves from 2002 and a 549% increase from 2001.

During the six months ended June 30, 2004, the Company has accelerated its growth through acquisitions and operated and non-operated drilling activities. In February and March 2004, the Company acquired an additional 10% working interest in the Bonnie View Field for approximately $195,000, utilizing proceeds from its February 2004 sale of its non-operating interest in the Cascade Unit for $525,000.

In May 2004, the Company acquired an approximate 73% operated working interest in the Cut Off Field in Lafourche Parish, Louisiana for approximately $1.65 million. The Company funded the acquisition utilizing a combination of working capital and $1.0 million in additional principal borrowed under the Credit Facility. The Company acquired an additional 14% working interest in the Cut Off field in July 2004 from two third party sellers for approximately $400,000, increasing its overall interest in the field to approximately 87%.

In June 2004, the Company acquired various operated working interests in three gas fields in South Texas for approximately $7.5 million (the “Properties”), of which approximately 50% is considered undeveloped. The Company acquired an average 78% working interest in the Properties’ existing wells and an average 61% working interest in any future undeveloped locations. The Properties consist of working interests in the Tom Lyne Field in Live Oak County, Texas, the Scott & Hopper Field in Brooks County, Texas, and the North Rincon Field in Starr County, Texas.

The Company financed the acquisition of the Properties using a mixture of operating cash flow, equity financing, bank financing, and convertible subordinated debt. The consideration paid for the Properties consisted of i) the payment of approximately $5.7 million in cash; ii) the issuance of a six-year, approximate $1.8 million subordinated note bearing an interest rate of 7% and convertible into the Company’s common stock at a conversion price of $2.00 per share (the “Convertible Subordinated Note”); iii) a commitment to drill four wells over a 24 month period and pay certain drilling costs on behalf of the Sellers’ retained working interests in those wells (the “Drilling Commitment”); iv) certain future price sharing arrangements through June 30, 2008 in the event actual prices per Mcf received by the Company exceed agreed upon pricing levels; and v) the issuance of a three-year warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $2.50 per share.

The $5.7 million cash portion of the purchase price was funded through $3.05 million in additional borrowings under the Company’s Credit Facility, cash proceeds from the sale by the Company of equity in a private offering, and available working capital including the Company’s net revenues from the Properties from the March 1, 2004 effective date of the transaction. In June 2004, the Company closed the private placement, raising $2.4 million through the issuance of 1.38 million shares of the Company’s common stock and an accompanying three year warrant to purchase 1.38 million shares of common stock at an exercise price of $2.50 per share.

The terms of the acquisition are more fully described in Note 9 to the Company’s financial statements included herein.

Liquidity and Capital Resources

During the six months ended June 30, 2004, the Company generated approximately $2.4 million in net cash flows from operations and had a net working capital deficit of approximately $1.2 million. Not considering the current portion of its Credit Facility, which includes anticipated principal payments through June 30, 2005, the Company had positive net working capital of approximately $1.2 million as of June 30, 2004.  The Company is currently producing, net to its interest, approximately 1,050 Boe per day, including 590 barrels of oil per day (“Bopd”) and 2.7 million cubic feet of gas per day (“Mmcfd”), and is generating net positive cash flow from its operations.

The Credit Facility provides for a total potential revolving credit line of $15 million, the availability of which is determined based on the value of the Company’s proved oil and gas reserves. During the current period, we borrowed a total of $4.05 million in principal from the Credit Facility in order to finance producing property acquisitions, as well as repaid $240,000 in principal during the quarter ended March 31, 2004. The Credit Facility is collateralized by substantially all of the Company’s assets and subjects the Company to various covenants, representations and warranties as established by the underlying credit agreement. The terms and conditions of the Credit Facility are more fully described in Note 10 to the Company’s financial statements included herein.

As of June 30, 2004, the Company had $8.32 million in principal outstanding under the Credit Facility, of which $2.48 million was classified as a current liability payable on or before June 30, 2005. The Company is required to repay principal at a rate of $225,000 per month beginning on August 1, 2004, subject to adjustment at the Company’s next borrowing base review by the bank scheduled for September 2004. The Company expects to fully fund its future principal payments required on the Credit Facility and its future capital requirements for the exploration and development of its existing oil and gas properties using cash flows generated from operations. The Convertible Subordinated Note does not require any principal payments prior to June 2006 and will not have any significant impact on the Company’s short-term liquidity.

The Company’s future liquidity, in both the short and long-term, is principally dependent upon the volume of our oil and gas production, as well as the market price we receive on future sales of that production. The Company’s proved reserves primarily consist of proved developed producing reserves, which we believe provide a core basis of future production and internal cash flow necessary to fund our day-to-day business activities.

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

Capital Commitments and Contingencies

Under the terms of the Drilling Commitment, the Company must drill a total of four wells, including two wells in the Scott & Hopper Field and two wells in the North Rincon Field, or reassign a portion of the undeveloped acreage in the Scott & Hopper and North Rincon fields’ to the Sellers.  The Company must begin drilling the first two wells on or before March 2005 and June 2005, respectively, in order for the Company to retain its undeveloped acreage rights in each field.  The Company must begin drilling the next two wells on or before March 2006 and June 2006, respectively, or the Company will reassign 50% of its undeveloped acreage rights in each field. The Company has also agreed to carry the Sellers’ drilling costs for the four wells up to “casing election point” (i.e. the decision point on whether to complete the well or abandon it as a dry hole). The estimated capital costs to drill these wells, net to the Company’s interest and including the Sellers’ carried interests, is approximately $3.1 million, which we expect to fund using future cash flows from operations. In the event the Company does not drill the required wells, the Company’s interests in existing wells on the Properties would be unaffected, as well as the Company’s undeveloped acreage in the Tom Lyne Field which is not subject to the Drilling Commitment.

Results of Operations

For the Quarter Ended June 30, 2004 compared with the Quarter Ended June 30, 2003

We generated a net loss of approximately $37,000, or $0.00 per share, for the quarter ended June 30, 2004, compared to a net loss of $640,000, or $0.06 per share, for the comparable period ended June 30, 2003. The $603,000 variance primarily relates to the $733,000 impairment of the Company’s investment in certain drilling rig partnerships taken by the Company in the prior period. The Company’s net loss for the current period is due to $539,000 in exploration costs incurred in the drilling of two exploratory wells.

During the quarter ended June 30, 2004, we generated oil and gas revenues of approximately $2.2 million, or $31.13 per Boe, on production of approximately 69,746 Boe (42,248 Bbls oil and 165 Mmcf gas). For the comparable period in 2003, we generated revenues of approximately $1.4 million, or $25.00 per Boe, on production of approximately 56,242 Boe (41,267 Bbls oil and 90 Mmcf gas). The 54% increase in revenues was based upon a combination of 24% higher production volumes as well as 25% higher average prices obtained for oil and gas sold during the current period. The increase in production in the current period resulted from the Company’s producing property acquisitions since June 2003, including the East Corning field (September 2003) the Bonnie View field (November 2003 and February 2004), the Cut Off field (May 2004), and the Tom Lyne, Scott & Hopper and North Rincon fields in June 2004. The Company also experienced higher production from the Company’s investment in the Greater Mayfield area in Oklahoma.

Lease operating expenses (“LOE”) increased by $6,000, or 1%, from $658,000 for the quarter ended June 30, 2003 to $664,000 for the quarter ended June 30, 2004, while LOE per unit of production decreased by 19% from $11.70 per Boe to $9.52 per Boe between the two periods. Depletion, depreciation, and amortization (“DD&A”) increased from approximately $262,000, or $4.66 per Boe, for the quarter ended June 30, 2003, to $515,000, or $7.38 per Boe, for the quarter ended June 30, 2004. The decrease in operating costs relates to non-recurring workover and stimulation costs incurred during 2003 in the Beaver Dam Creek and Big Wells Fields in order to enhance production. The increase in DD&A is related to greater total production during the current period as a result of our acquisitions completed in late 2003 and 2004, as well as a higher DD&A rate per unit of production associated with our California and South Texas gas property acquisitions.

The Company recognized approximately $539,000 in exploration expense during the three months ended June 30, 2004. The Company incurred approximately $76,000 in exploration expense as a result of its unsuccessful attempt to sidetrack the Cavenham Forest 5-1 well in the Beaver Dam Creek field due to mechanical problems. Additionally, the Company expensed $463,000 relating to its non-operated interest in the Anvil Bar #75-26 well, drilled in the San Antonio prospect in Monterey County, California. Attempts to complete and stimulate the well in July 2004 were unsuccessful and the Company fully expensed its costs related to the project in the quarter ended June 30, 2004. All of the applicable costs associated with the Anvil Bar well had been previously accrued by the Company as of December 31, 2003.

General and administrative expenses were approximately $328,000 for the three months ended June 30, 2004, compared to $316,000 for the comparable period ended June 30, 2003.

During the quarter ended June 30, 2003, the Company recognized a loss on impairment of partnership investments of approximately $733,000, due to the total impairment of our investments in the Odin Spirit and the Odin Neptune drilling rig partnerships. The general partner of the Odin Neptune partnership disposed of its principal asset, a semi-submersible rig, for nominal value in July 2003 and the partnership was fully liquidated. The Odin Spirit partnership’s principal assets, two jack-up drilling rigs, were disposed of to satisfy its third party creditor, which had foreclosed on the rigs in May 2003. Consequently, the Company fully impaired both investments as of the quarter ended June 30, 2003.

For the Six Months Ended June 30, 2004 compared with the Six Months Ended June 30, 2003

We generated a net loss of approximately $313,000, or $0.03 per share, for the six months ended June 30, 2004, compared to a net loss of $388,000, or $0.04 per share, for the comparable period ended June 30, 2003. The net loss generated during the period ended June 30, 2004 was driven by $539,000 in exploration expenses incurred during the latest quarter, as well as the $645,000 impairment of the Company’s investment in certain marketable securities. The Company’s net loss for the six months ended June 30, 2003 was principally due to the $733,000 impairment of the Company’s investment in certain drilling rig partnerships.

During the six months ended June 30, 2004, we generated oil and gas revenues of approximately $4.1 million, or $30.50 per Boe, on production of approximately 133,611 Boe (82,924 Bbls oil and 304 Mmcf gas). For the comparable period in 2003, we generated revenues of approximately $2.9 million, or $26.85 per Boe, on production of approximately 108,257 Boe (82,297 Bbls oil and 156 Mmcf gas). The 40% increase in revenues was based primarily upon higher production volumes (23%), as well as higher prices obtained for oil and gas sold during the current period (14%). The increase in production in the current period resulted from the Company’s producing property acquisitions since June 2003, including the East Corning field (September 2003) the Bonnie View field (November 2003 and February 2004), the Cut Off field (May 2004), and the Tom Lyne, Scott & Hopper and North Rincon fields in June 2004. The Company also experience higher production from the Company’s investment in the Greater Mayfield area in Oklahoma.

LOE decreased by $23,000, or 2%, from $1,162,000 for the period ended June 30, 2003 to $1,139,000 for the period ended June 30, 2004, while LOE per unit of production decreased by 21% from $10.73 per Boe to $8.52 per Boe between the two periods. DD&A increased from approximately $497,000, or $4.59 per Boe, for the six months ended June 30, 2003, to $1,034,000, or $7.74 per Boe, for the six months ended June 30, 2004. The decrease in operating costs relates to non-recurring workover and stimulation costs incurred during 2003 in the Beaver Dam Creek and Big Wells Fields in order to enhance production. The increase in DD&A is related to greater total production during the current period as a result of our acquisitions completed in late 2003 and 2004, as well as a higher DD&A rate per unit of production associated with our California and South Texas gas property acquisitions.

The Company recognized approximately $539,000 in exploration expense during the six months ended June 30, 2004. The Company incurred approximately $76,000 in exploration expense as a result of its unsuccessful attempt to sidetrack the Cavenham Forest 5-1 well in the Beaver Dam Creek field due to mechanical problems. Additionally, the Company expensed $463,000 relating to its non-operated interest in the Anvil Bar #75-26 well, drilled in the San Antonio prospect in Monterey County, California. Attempts to complete and stimulate the well in July 2004 were unsuccessful and the Company fully expensed its costs related to the project in the quarter ended June 30, 2004. All of the applicable costs associated with the Anvil Bar well had been previously accrued by the Company as of December 31, 2003.

General and administrative expenses were approximately $737,000 for the six months ended June 30, 2004, compared to $456,000 for the comparable period ended June 30, 2003. The increase of $281,000 reflects our enhanced operational activity from the prior year, including establishing new corporate headquarters in Houston, Texas, transitioning from a private to a public company, and increasing the Company’s staff from one to five full-time employees. Additional non-recurring costs relating to the Merger include approximately $68,000 in general and administrative costs associated with the maintaining an office in Vancouver through March 31, 2004.

For the six months ended June 30, 2004, the Company recognized a gain of approximately $242,000 on the sale of an approximate 5% working interest in the Cascade Unit in Los Angeles County, California, for $525,000. The comparable period in 2003, the Company recognized a loss of $31,000 on the sale of a non-operated oil and gas property interest for approximately $36,000.

In the period ended June 30, 2004, the Company reclassified its unrealized loss in Chaparral as “other than temporary” and recognized an impairment of approximately $645,000. The Company is evaluating its options to dispose of its investment in Chaparral and intends to monetize its investment in order to utilize the proceeds for the acquisition, exploration and development of oil and gas properties. Given the capital nature of any losses which would result from the future disposition of the Company’s investment in Chaparral, the Company recorded a 100% valuation allowance on the deferred tax asset resulting from the impairment.

During the period ended June 30, 2003, the Company recognized a loss on impairment of partnership investments of approximately $733,000, due to the total impairment of our investments in the Odin Spirit and the Odin Neptune drilling rig partnerships. The general partner of the Odin Neptune partnership disposed of its principal asset, a semi-submersible rig, for nominal value in July 2003 and the partnership was fully liquidated. The Odin Spirit partnership’s principal assets, two jack-up drilling rigs, were disposed of to satisfy its third party creditor, which had foreclosed on the rigs in May 2003. Consequently, the Company fully impaired both investments as of the quarter ended June 30, 2003.

Off-Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (defined in Rule 13a-15(e)) refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods.  Whittier’s Chief Executive Officer and Chief Financial Officer, who also serves as the principal accounting officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, and they concluded that, as of such date, Whittier’s controls and procedures were effective.

Part II– Other Information

Item 2 – Changes in Securities

In June 2004, the Company issued 1,380,000 shares of common stock at an equivalent price of $1.75 per share, as well as warrants to purchase 1,380,000 additional shares of the Company’s common stock at an exercise price of $2.50 per share, to various accredited investors, including certain directors, officers and an affiliate of the Company, in a private placement of the Company’s securities. The Company received $2,415,000 in gross cash proceeds in exchange for its securities. Global Resource Investments, a registered broker/dealer, acted as placement agent for a portion of the private offering, consisting of 397,500 shares of common stock and warrants to purchase an additional 397,500 shares of common stock.  As payment for these services, the Company issued 29,613 shares of common stock and a related warrant to purchase an additional 29,613 shares of common stock at an exercise price of $2.50 per share to Global Resource Investments.  The Company issued the shares and the common stock warrants in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The recipients had available all material information concerning the Company and the stock certificates bear an appropriate restrictive legend under the Securities Act of 1933, as amended.

Item 6 – Exhibits and Reports on Form 8-K

Open

(a)	Exhibits

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

	Exhibit 32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

(i)	8-K Report filed on May 18, 2004 – Item 5. Other Events,

(ii)	8-K Report filed on June 18, 2004 – Item 5. Other Events.

(iii)	8-K Report filed on June 18, 2004 – Item 5. Other Events.

(iv)	8-K Report filed on June 18, 2004 – Item 5. Other Events.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 16, 2004

Whittier Energy Corporation

		By:	/s/ Bryce W. Rhodes
Bryce W. Rhodes
President, Chief Executive Officer, and Director

		By:	/s/ Michael B. Young
Michael B. Young
Chief Financial Officer, Treasurer and Controller
(Principal Financial and Accounting Officer)