Form 10QSB
period 2004-09-30
WHITTIER ENERGY CORP
filed 2004-11-15
CIK 1108520

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES  ☒                   NO  ☐

As of November 12, 2004 the Registrant had 11,523,402 shares of its $.001 par value common stock issued and outstanding.

Part I – Summarized Financial Information

Item 1 – Financial Statements

Whittier Energy Corporation

Consolidated Balance Sheets

(In Thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$1,353	$1,037
Accounts receivable	2,294	1,199
Income tax receivable	38	38
Prepaid assets	129	76

Total current assets	3,814	2,350

Deferred income tax assets	1,695	883
Investments in partnerships	256	240
Investments in marketable securities	892	775
Oil and gas properties (successful efforts method), furniture and equipment, net	18,980	10,369

Total assets	$25,637	$14,617

See accompanying notes.

Whittier Energy Corporation

Consolidated Balance Sheets

(In Thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,815	$1,304
Taxes payable	105	19
Note payable, current portion	1,650	560
Total current liabilities	4,570	1,883

Deferred income tax liability	1,732	1,513
Note payable	6,215	3,945
Subordinated note payable	1,787	—
Asset retirement obligation	100	69
Commodity price hedging contracts	2,761	574
Total liabilities	17,165	7,984

Stockholders’ equity:
Common stock, no par value, 100,000,000 shares authorized, 11,523,402 and 10,046,296 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	12	10
Additional paid-in capital	5,202	2,694
Accumulated other comprehensive income (loss), unrealized gain (loss) on marketable securities, net of taxes of $1,080 and $270,882, for the periods ended September 30, 2004 and December 31, 2003, respectively	2	(503)
Accumulated other comprehensive loss, hedging contracts, net of taxes of $966,491 and $200,912 for the periods ended September 30, 2004 and December 31, 2003, respectively	(1,795)	(373)
Retained earnings	5,051	4,805
Total stockholders’ equity	8,472	6,633

Total liabilities and stockholders’ equity	$25,637	$14,617

See accompanying notes.

Whittier Energy Corporation

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Share Data)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Oil and gas revenues	$2,867	$1,506	$6,942	$4,413

Costs and expenses:
Lease operating expenses	856	463	1,995	1,625
Production taxes	260	128	633	443
Depreciation, depletion, and amortization	662	368	1,696	865
Exploration expenses	203	—	742	—
General and administrative expenses	409	233	1,146	689

Total costs and expenses	2,390	1,192	6,212	3,622

Income from operations	477	314	730	791

Other income (expense):
Interest and dividend income	1	1	2	2
Interest expense	(141)	(49)	(253)	(149)
Gain (loss) from sales	(2)	—	244	(31)
Partnership income	47	4	168	8
Impairment of partnership investments	—	—	—	(733)
Impairment of marketable securities	—	—	(645)	—

Other expense	(95)	(44)	(484)	(903)

Income (loss) before income taxes and cumulative effect of change in accounting principle	382	270	246	(112)
Provision for income taxes	178	—	—	—
Income (loss) before cumulative effect of change in accounting principle	560	270	246	(112)
Cumulative effect of change in accounting principle	—	—	—	(6)
Net income (loss)	$560	$270	$246	$(118)

See accompanying notes.

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Basic earnings (loss) per share:
Earnings (loss) per share before cumulative effect of change in accounting principle	$.05	$.03	$.02	$(.01)
Cumulative effect of change in accounting principle	—	—	—	(.00)
Net income (loss) per share	$.05	$.03	$.02	$(.01)

Weighted average number of shares outstanding (basic)	11,488,474	9,446,254	10,607,409	9,446,254

Dilutive earnings (loss) per share:
Earnings (loss) per share before cumulative effect of change in accounting principle	$.05	$.03	$.02	$(.01)
Cumulative effect of change in accounting principle	—	—	—	(.00)
Net income (loss) per share	$.05	$.03	$.02	$(.01)

Weighted average number of shares outstanding (diluted)	12,228,224	10,046,254	11,321,537	10,046,254

Basic shares outstanding	11,488,474	9,446,254	10,607,409	9,446,254
Dilutive securities outstanding:
Series A Preferred Stock	—	600,000	—	600,000
Stock options	739,750	—	714,128	—
Diluted shares outstanding, assuming conversion of dilutive securities	12,228,224	10,046,254	11,321,537	10,046,254

See accompanying notes.

Whittier Energy Corporation

Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Cash flows from operating activities
Net income/(loss)	$246	$(118)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation, depletion, and amortization	1,696	865
Exploration expense	463	—
(Gain)/loss on the sale of oil and gas properties	(246)	31
Loss on sale of marketable securities	2	—
Partnership income	(168)	(8)
Impairment of marketable securities	645	—
Impairment of partnership investments	—	733
Cumulative effect of change in accounting principle	—	6
(Increase)/decrease in restricted cash	—	25
(Increase)/decrease in accounts receivable	(1,095)	(543)
(Increase)/decrease in prepaids and other receivables	(53)	(88)
Increase/(decrease) in accounts payable	1,511	916
Increase/(decrease) in taxes payable	86	—
Increase/(decrease) in other current liabilities	—	96
Net current liabilities acquired in acquisition of Olympic Resources Ltd	—	(245)
Net cash provided by operating activities	3,087	1,670

Cash flows from investing activities
Investment in oil and gas properties	(10,934)	(1,433)
Proceeds from sale of oil and gas properties	525	36
Net proceeds from private placement	2,331	—
Investments in partnerships	(64)	(104)
Distributions from partnerships	217	160
Proceeds from the sale of marketable securities	7	20
Net cash used in investing activities	(7,918)	(1,321)

Cash flows from financing activities
Cash acquired in merger with Olympic	—	765
Loan payments	(690)	(70)
Proceeds from senior credit facility	4,050	560
Proceeds from subordinated convertible note	1,787	—
Net cash provided by financing activities	5,147	1,255

Net increase (decrease) in cash and cash equivalents	$316	$1,604

Cash and cash equivalents at beginning of period	1,037	302

Cash and cash equivalents at end of period	$1,353	$1,906

Supplemental cash flow disclosure
Interest paid	253	149
Income taxes paid	—	—

Supplemental schedule of non-cash investing and financing activities
Unrealized (gain)/loss on marketable securities	(2)	(168)
Unrealized (gain)/loss on hedge contracts	1,795	(12)
Value of stock warrants issued for purchase of South Texas Properties	135	—

See accompanying notes.

WHITTIER ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             General

Whittier Energy Corporation (“Whittier”), a Nevada corporation, is an independent oil and gas exploration and production company engaged in the acquisition, exploration and development of oil and gas properties in the continental United States. As of September 30, 2004, Whittier had three wholly owned subsidiaries, including Whittier Energy Company (“Whittier Energy”), a Nevada corporation, Whittier Operating, Inc. (“Whittier Operating”), a Texas corporation, and Olympic Resources (Arizona) Ltd. (“Olympic Arizona”), an Arizona corporation. Whittier Operating is a direct subsidiary of Whittier Energy. References to the “Company” refer to Whittier and its subsidiaries.

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

As part of the corporate restructuring of the Company, in December 2003 the Company’s stockholders approved a one-for-ten reverse stock split of the Company’s common stock and the merger of Olympic into a newly formed, wholly owned subsidiary, “Whittier Energy Corporation,” a Nevada corporation. On December 31, 2003, Olympic effected the one-for-ten reverse split of its common stock and consummated the merger of Olympic with and into Whittier Energy Corporation. As a result of the reverse split, the Company’s Series A Preferred Stock automatically converted into shares of the Company’s split-adjusted common stock and Whittier Energy’s former shareholders owned approximately 85% of the Company’s outstanding voting common stock. In June 2004, the Company issued warrants and 1.38 million shares of common stock in a private offering.  As a result, Whittier Energy’s former stockholders presently own approximately 79% of the Company’s outstanding common stock (see Note 11).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Reference should be made to the relevant notes to the financial statements included in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2003.

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

2.             Earnings (Loss) Per Share

Basic and dilutive earnings or loss per common share is calculated by dividing net income or loss by the aggregate weighted average number of shares outstanding during the period. Diluted earnings per share considers the dilutive effect of the average number of common stock equivalents, consisting of the Company’s common stock options and warrants, outstanding during the period. All of the Company’s outstanding common stock equivalents as of September 30, 2003 were antidilutive, except for the Company’s Series A Preferred Stock issued as part of the Merger.

All share amounts for the periods ended September 30, 2004 and September 30, 2003, respectively, have been adjusted to reflect the Company’s one-for-ten reverse stock split and conversion of its Series A Preferred Stock into common stock on December 31, 2003.

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

The Company recorded unrealized losses on cash flow hedging contracts as components of other comprehensive income (loss) of $1,794,912, net of deferred taxes of $966,491, and $373,128, net of deferred taxes of $200,912, for the periods ended September 30, 2004 and December 31, 2003, respectively. The Company also recorded unrealized gains (losses) on marketable securities as components of other comprehensive income (loss) of $2,007 net of deferred tax of $1,080, and ($503,068), net of deferred taxes of $270,882, for the periods ended September 30, 2004 and December 31, 2003, respectively.

Total comprehensive income (loss) was ($648,247) and ($671,128) for the three and nine months ended September 30, 2004, respectively. Comparatively, the Company recorded total comprehensive income of $489,684 and $62,082 for the three and nine months ended September 30, 2003, respectively.

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

In December 2003, the Company’s Board of Directors approved a Long Term Incentive Plan (the “Plan”), which was ratified by the Company’s stockholders in July 2004. The Plan sets aside a total of 1.56 million shares of the Company’s common stock for issuance to the Company’s officers, directors, employees, and consultants. During January 2004, the Company granted a total of 729,000 options to purchase the Company’s common stock at an average exercise price of $1.75 per share to certain directors, officers, and employees of the Company, of which 15,000 options were cancelled in May 2004. The options vest ratably over a three-year period from the date of grant and have a term of five years. The fair market value of the net options outstanding on the date of grant was estimated to be $1,088,611 using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4%, dividend yield of 0%, volatility factors of the expected market price of the Company’s common stock of 1.58, and a weighted average life expectancy of the options of 3.5 years. The Company issued an additional 59,500 options to various employees of the Company during the nine months ended September 30, 2004, with an average exercise price of $1.64 per share, also subject to three year ratable vesting with a term of five years. The fair market value of the options on the date of grant was estimated to be approximately $51,000 using the Black Scholes option pricing model using weighted average assumptions applicable on the date of grant.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The Company’s pro forma information, in thousands, is as follows:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Net income (loss) under APB 25	$560	$270	$246	$(118)

Effect of SFAS 123	(96)	—	(271)	—

Pro forma net income (loss)	$464	$270	$(25)	$(118)

Pro forma basic earnings (loss) per share	$.04	$.03	$(.00)	$(.01)

Pro forma diluted earnings (loss) per share	$.04	$.03	$(.00)	$(.01)

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

As of September 30, 2004, the Company’s future abandonment obligation was estimated to be $100,390, including $86,199 in costs capitalized to oil and gas properties subject to depletion and $14,191 in cumulative accretion expense. The Company incurred $2,385 and $5,980 in accretion expense for the three and nine months ended September 30, 2004, respectively. Comparatively, the Company had a total future abandonment obligation outstanding as of December 31, 2003, of $68,698 including $60,168 in costs capitalized to oil and gas properties and $8,530 in cumulative accretion expense. The Company incurred $1,368 and $3,512 in accretion expense for the three and nine months ended September 30, 2003, respectively.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 requires that contracts with comparable characteristics be accounted for similarly.  In addition, SFAS 149 also clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative contains a financing component. This statement became effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have any material impact on the Company’s financial position, results of operations, or cash flows.

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

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which requires that all business combinations after June 30, 2001 be accounted for using the purchase method of accounting and intangible assets be reported separately from goodwill. The FASB also issued SFAS No. 142, “Goodwill and Intangible Assets,” which established that goodwill and other indefinite lived intangible assets should be reviewed annually for impairment and not amortized ratably over a given time period. An issue has arisen regarding the application of SFAS 141 and SFAS 142 to the upstream oil and gas industry, among other extractive industries, whether acquisition costs relating to underlying oil and gas reserves should be reclassified as “intangible costs” other than capitalized oil and gas property costs. In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus that mineral rights are tangible assets. The FASB, ratifying the EITF’s consensus, issued FASB Staff Position 141-1 and 142-1 in April 2004, amending SFAS No. 141 and SFAS No. 142 to define mineral rights as tangible assets.  In September 2004, the FASB staff issued a FASB Staff Position affirming that oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract reserves for both undeveloped and developed leaseholds need not be classified separately from oil and gas properties. Therefore, the Company will continue to include amounts related to undeveloped and developed leaseholds in oil and gas properties on its consolidated financial statements.

In March 2004, an exposure draft was issued by the FASB that would amend SFAS No. 123 “Accounting for Stock Based Compensation” and SFAS No. 95 “Statement of Cash Flows.”  This exposure draft is effective for interim or annual periods beginning after June 15, 2005 and was issued to provide more complete and higher quality information for investors on employee stock compensation matters than the current accounting rules offer.  As part of this proposal, share-based payments to employees, including stock options, would be treated the same as other forms of compensation by recognizing the related expense in the income statement.  The expense of the share-based payment would generally be measured at fair value on the date of grant.  The current accounting guidance allows that the expense related to employee stock options be only disclosed in the footnotes to the financial statements.  The Company is currently evaluating the potential impact of the exposure draft in the event the amendment should be adopted.

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

The carrying amount and estimated market value of these investments as of September 30, 2004 and December 31, 2003 are as follows:

	As of September 30, 2004
	Cost	Fair Value

Chaparral Resources, Inc., 543,850 Shares	$543,850	$679,812

PYR Energy, Inc., 173,625 Shares	327,723	199,669

Vangold Resources, Inc., 54,000 Shares	17,153	12,332

Total	$888,726	$891,813

	As of December 31, 2003
	Cost	Fair Value

Chaparral Resources, Inc., 543,850 Shares	$1,189,326	$549,288

PYR Energy, Inc., 173,625 Shares	327,723	168,416

Vangold Resources, Inc., 100,000 Shares	31,765	57,160

Total	$1,548,814	$774,864

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

After considering the write-down of the Chaparral common stock, the Company has classified the remaining unrealized gains and losses in its marketable securities as temporary in nature. The Company recorded unrealized losses as a component of other comprehensive income (loss) of $2,007, net of deferred taxes of $1,080, and $429,639, net of deferred taxes of $239,968, for the periods ended September 30, 2004 and 2003, respectively.

The Company’s President and Chief Executive Officer, Bryce Rhodes, currently serves as an independent director on PYR’s board of directors, which classifies Mr. Rhodes as an insider of the company. Furthermore, Whittier Ventures, LLC, an affiliate of the Company, owns approximately 10% of the outstanding common stock of Chaparral.

7.             Investments in Partnerships

The original cost basis, cumulative distributions and book value of the Company’s partnership investments as of September 30, 2004, and December 31, 2003, were as follows:

	Investment Cost Basis	Cumulative Distributions	September 30, 2004 Net Book Value

KAB Acquisition L.P. - II, 8.0% Limited Partnership Interest	$150,000	$(245,716)	$—
KAB Acquisition L.P. - III, 6.4286% Limited Partnership Interest	150,000	(168,690)	—
KAB Acquisition L.L.L.P. - IV, 7.2% Limited Partnership Interest	150,000	(201,702)	—
KAB Acquisition L.L.L.P. - V, 7.5% Limited Partnership Interest	150,000	(128,481)	21,519
KAB Acquisition L.L.L.P. - VI, 2.1825% Limited Partnership Interest	150,000	(46,277)	103,723
Avalanche Royalty Partners LLC, 8.925% Membership Interest	341,000	(407,946)	—
Rincon Energy Partners, LLC, 10% Membership Interest	130,282	—	130,282

Total	$1,221,282	$(1,198,812)	$255,524

	Investment Cost Basis	Cumulative Distributions	December 31, 2003 Net Book Value

KAB Acquisition L.P. - II, 8.0% Limited Partnership Interest	$150,000	$(198,781)	$—
KAB Acquisition L.P. - III, 6.4286% Limited Partnership Interest	150,000	(150,258)	—
KAB Acquisition L.L.L.P. - IV, 7.2% Limited Partnership Interest	150,000	(165,735)	—
KAB Acquisition L.L.L.P. - V, 7.5% Limited Partnership Interest	150,000	(108,860)	41,140
KAB Acquisition L.L.L.P. - VI, 2.1825% Limited Partnership Interest	150,000	(20,085)	129,915
Avalanche Royalty Partners LLC, 8.925% Membership Interest	341,000	(338,027)	2,973
Rincon Energy Partners, LLC, 10% Membership Interest	66,000	—	66,000

Total	$1,157,000	$(981,746)	$240,028

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

The Company recognized partnership income of $47,066 and $168,279 for the three and nine months ended September 30, 2004, respectively. Comparatively, the Company recognized partnership income of $4,349 and $7,925 for the three and nine months ended September 30, 2003. The Company also recognized a loss from the impairment of partnership investments of $733,247 for the period ended September 30, 2003, due to the total impairment of the Company’s investments in the Odin Spirit and the Odin Neptune drilling partnerships. The general partner of the Odin Neptune partnership disposed of its principal asset, a semi-submersible rig, for nominal value in July 2003 and the partnership was fully liquidated. The Odin Spirit partnership’s principal assets, two jack-up drilling rigs, were disposed of to satisfy its third party creditor, which had foreclosed on the rigs in May 2003. Consequently, the Company fully impaired both investments as of the quarter ended June 30, 2003.

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

Under the successful efforts method of accounting for oil and gas properties, the Company periodically assesses its proved properties for impairments by comparing the aggregate net book value of its proved properties with their aggregate estimated future net cash flows. The Company performs a periodic review for impairment of proved properties on a field by field basis. Unamortized capital costs are measured on a field basis and are reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. The Company determines if impairments have occurred through either adverse changes or as a result of its periodic review of its oil and gas properties. Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values. No impairment losses were recorded during the interim periods ended September 30, 2004 and 2003, respectively.

The Company recognized $202,770 and $741,500 in exploration expense for the three and nine months ended September 30, 2004, respectively, including $161,342 in geological and geophysical costs incurred during the current period for 3D seismic data and analysis for the Company’s recently acquired South Texas Properties. The Company incurred $117,554 in exploration expense as a result of its unsuccessful attempt to sidetrack the Cavenham Forest 5-1 during the second quarter of 2004.  The Company also expensed $462,604 relating to its non-operated interest in the Anvil Bar #75-26 well, drilled in the San Antonio prospect in Monterey County, California. Attempts to complete and stimulate the well in July 2004 were unsuccessful and the Company fully expensed its costs related to the project in the quarter ended June 30, 2004.

The Company recognized $1,695,524 in depletion, depreciation and amortization expense for the nine months ended September 30, 2004, compared to $864,752 for the nine months ended September 30, 2003. Comparatively, the Company recognized $661,760 in depletion, depreciation and amortization expense for the three months ended September 30, 2004, compared to $367,866 for the three months ended September 30, 2003.

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

9.             Acquisition of South Texas Gas Properties

In June 2004, the Company acquired various operated working interests in three gas fields in South Texas for approximately $7.5 million (the “Properties”) from various third party owners (the “Sellers”). The Sellers had used the Properties for the exploration, development and production of oil and gas, which is the intended continued use for the acquired assets by the Company.

The Company acquired an average 78% working interest in the Properties’ seven existing wells and an average 61% working interest in any future undeveloped locations. Specifically, the Properties consist of working interests in the Tom Lyne Field in Live Oak County, Texas, the Scott & Hopper Field in Brooks County, Texas, and the North Rincon Field in Starr County, Texas.

The consideration paid for the Properties consisted of i) the payment of approximately $5.7 million in cash; ii) the issuance of a six-year, approximate $1.8 million subordinated note bearing interest at a rate of 7% per annum and convertible into the Company’s common stock at a conversion price of $2.00 per share (the “Convertible Subordinated Note”); iii) a commitment to drill four wells over a 24-month period and to pay certain drilling costs on behalf of the Sellers’ retained working interests in those wells (the “Drilling Commitment”); iv) certain future price sharing arrangements through June 30, 2008 in the event actual prices per Mcf received by the Company exceed agreed upon pricing levels (the “Upside Price Sharing Agreement”); and v) the issuance of a three year warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $2.50 per share.

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

Under the terms of the Drilling Commitment, the Company must drill a total of four wells, including two wells in the Scott & Hopper Field and two wells in the North Rincon Field, or reassign a portion of the undeveloped acreage in the Scott & Hopper and North Rincon fields to the Sellers.  The Company must begin drilling the first two wells on or before March 2005 and June 2005, respectively, in order for the Company to retain its undeveloped acreage rights in each field.  The Company must begin drilling the next two wells on or before December 2005 and June 2006, respectively, or the Company will reassign 50% of its undeveloped acreage rights in each field. The Company has also agreed to carry the Sellers’ drilling costs for the four wells up to “casing election point” (i.e. the decision point on whether to complete the well or abandon it as a dry hole). The estimated capital costs to drill these wells, net to the Company’s interest and including the Sellers’ carried interests, is approximately $3.1 million, which we expect to fund using future cash flows from operations. In the event the Company does not drill the required wells, the Company’s interests in existing wells on the Properties would be unaffected, as well as the Company’s undeveloped acreage in the Tom Lyne Field, which is not subject to the Drilling Commitment.

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

Audited field level operating results for the Properties for the two years ended December 31, 2002 and 2003, respectively, and the unaudited interim three months ended March 31, 2004 are as follows (in thousands):

	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002

Oil and gas sales	$811	$2,363	$694
Production taxes	(60)	(174)	(51)
Lease operating expenses	(75)	(239)	(129)

Field operating income before DD&A	$676	$1,950	$514

10.          Notes Payable

On July 17, 2002, the Company signed a revolving credit agreement with a financial institution to borrow up to $15,000,000, based upon the amount of proved reserves attributable to the Company’s oil and gas properties. Interest expense is payable monthly at an interest rate equal to 1/4% over prime, as published by The Wall Street Journal. The credit agreement was amended in April 2004 to extend its maturity date to March 1, 2006.

The Company had net borrowings under the credit agreement of $7,865,000 and $4,505,000 as of September 30, 2004, and December 31, 2003, respectively. During the nine months ended September 30, 2004, the Company borrowed a total of $4.05 million under the credit agreement to finance its May 2004 acquisition of the Cut Off field ($1.0 million) and its June 2004 acquisition of three South Texas gas properties further described in Note 9 ($3.05 million). The Company also repaid $690,000 in principal for the nine months ended September 30, 2004, in accordance with the terms of the credit agreement.

Under the credit agreement, the Company incurred interest expense of $215,724 and $149,377 during the nine months ended September 30, 2004 and 2003, respectively, all of which was expensed as incurred. As of September 30, 2004, the Company utilized a total of $265,000 of its available borrowing base under the credit facility to provide letters of credit against required state bonds in Louisiana and Texas relating to the Company’s operated oil and gas properties. The costs of maintaining the letters of credit, which are not reflected as principal draw downs under the credit facility, are included in interest expense.

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

The Company was in compliance with these covenants as of the three and nine months ended September 30, 2004 and 2003, respectively.

As of September 30, 2004, the Company has classified $1,650,000 of the outstanding principal under the credit agreement as a current liability, based on monthly principal payments required as a result of the Company’s latest borrowing base review by the bank performed in September 2004. The bank reviews the Company’s borrowing base every six months or in conjunction with a material acquisition. The Company’s next borrowing base review is scheduled for March 2005.

Anticipated future maturities of the credit line, based on principal outstanding as of September 30, 2004, are as follows:

Year	Amount
2004	$300,000
2005	1,800,000
2006	1,800,000
2007	1,800,000
Thereafter	2,165,000

Total	$7,865,000

In November 2004, the Company borrowed $180,000 under the revolving credit agreement for the purchase of an additional 11% working interest in the Rayne Field.

As discussed in Note 9, the Company issued to the Sellers of the Properties a Convertible Subordinated Note in the amount of $1,787,330. The Convertible Subordinated Note, including any accrued interest thereon, is convertible at any time during its term at a conversion price of $2.00 per share, is fully subordinated to the Company’s existing credit agreement and may be paid off at any time without penalty to the Company.  No principal payments are required on the Convertible Subordinated Note during the first two years it is outstanding. In the event the Convertible Subordinated Note is not converted into the Company’s common stock during this two year period, the Company will repay the principal outstanding ratably over 48 months until either the Convertible Subordinated Note has been fully repaid or the remaining principal outstanding on the Convertible Subordinated Note is converted into the Company’s common stock. The Company granted the Sellers “piggy back” registration rights for the shares of common stock underlying the Convertible Subordinated Note. The Company incurred $31,945 and $36,744 in interest expense on the convertible subordinated note for the three and nine months ended September 30, 2004, respectively.

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

The Company used a significant portion of the net proceeds to finance, in part, its acquisition of the South Texas Properties. See Note 9.

The Company has filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission to register a portion of (i) the common stock and (ii) common stock underlying the warrants, issued in the private offering, as well as the common stock underlying the warrant and Convertible Subordinated Note issued to the Sellers in connection with the Company’s acquisition of the South Texas Properties.  Pursuant to the terms of the private offering, if the registration statement is not declared effective on or before December 31, 2004, the Company will be obligated to issue an additional 345,000 shares of common stock and an additional 345,000 related common stock warrants to the participants in the offering.

In December 2003, the Company’s Board of Directors approved the Long Term Incentive Plan, which sets aside a total of 1.56 million shares of the Company’s common stock for issuance to the Company’s officers, directors, employees, and consultants. During the nine months ended September 30, 2004, the Company granted a total of 773,500 options to purchase the Company’s common stock at an average exercise price of $1.69 per share to certain employees, officers, and directors of the Company. The options vest ratably over a three-year period from the date of grant and have a term of five years. The Plan was ratified by the Company’s stockholders at the Company’s annual meeting held in July 2004.

In March 2004, 35,000 options to acquire the Company’s common stock at an exercise price of $1.93 per share expired unexercised. In July 2004, options to acquire 14,500 shares of the Company’s common stock at an exercise price of $1.93 per share expired unexercised.

In June 2004, warrants to purchase 120,000 shares of the Company’s common stock at an exercise price of $2.70 per share expired unexercised.

As discussed in Note 9, in June 2004, the Company issued to the Sellers of the Properties a three-year warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The fair market value of the warrant on the date of grant was estimated to be $135,000 using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.26%, dividend yield of 0%, volatility factors of the expected market price of the Company’s common stock of .71, and a weighted average life expectancy of the options of 1.5 years.

In September 2004, a warrant to purchase 45,000 shares of the Company’s common stock at an exercise price of $2.00 per share was fully exercised. The warrant was issued to Daryl Pollock, a director and former CEO of the Company, as part of the merger of Whittier Energy and Olympic in September 2003. The warrant was subject to an automatic exercise provision effective on the one-year anniversary of the Merger.

12.          Commodity Price Risk Hedging Instruments

The Company held various derivative instruments, including crude oil and natural gas option agreements known as “swaps” and “collars” as of September 30, 2004 and 2003, respectively. Swaps are designed to fix the price of anticipated sales of future production, while collars are designed to establish floor and ceiling prices on anticipated sales of future production. The Company entered into the contracts at the time it acquired certain operated oil and gas property interests as a means to manage the future price volatility on its sales of oil and gas production, as well as to achieve a more predictable cash flow from its oil and gas properties. The Company has designated its price hedging instruments as cash flow hedges in accordance with SFAS 133.

The Company accounts for its derivatives as cash flow hedging instruments, recognizes gains or losses on settlement of its hedging instruments in oil and gas revenues, and reflects changes in their fair value as a component of other comprehensive income, net of deferred taxes. The Company considers the ineffective portion of its hedging instruments to be immaterial. The Company recognized pre-tax losses in oil and gas revenues of $465,768 and $970,370, for the three and nine months ended September 30, 2004, respectively, due to realized settlements of its price hedge contracts during the relevant periods. Comparatively, the Company recognized pre-tax losses in oil and gas revenues of $168,495 and $524,296, for the three and nine months ended September 30, 2003, respectively. The Company recorded unrealized losses on cash flow hedging contracts of $1,794,912, net of deferred taxes of $966,491, and $373,128, net of deferred taxes of $200,912, for the periods ended September 30, 2004 and December 31, 2003, respectively.

Further details relating to the Company’s hedging activities are as follows:

Hedging Contracts Held as of September 30, 2004:

		Nymex Contract Price
Contract Period and Type	Total Volume	Floor	Ceiling/Swap Price

Crude Oil Contracts (barrels)
Swap Contracts:
October 2004 – December 2004	3,750	N/A	$22.15
October 2004 – December 2004	3,000	N/A	$31.05
October 2004 – December 2004	6,000	N/A	$38.38
January 2005 – December 2005	36,000	N/A	$34.75

Collar Contracts:
October 2004 – December 2004	8,750	$18.00	$22.00
October 2004 – December 2004	6,000	$24.00	$29.25
January 2005 – April 2005	15,000	$19.75	$22.75
January 2005 – December 2005	12,000	$26.00	$29.20
April 2005 – December 2005	9,000	$26.00	$28.95
January 2005 – December 2005	18,000	$31.00	$36.95
January 2006 – December 2006	96,000	$30.00	$34.25

Natural Gas Contracts (mmbtu)
Swap Contracts
January 2005 – December 2005	120,000	N/A	$6.02

Collar Contracts:
October 2004 – December 2004	6,000	$4.07	$8.00
October 2004 – December 2004	15,000	$4.00	$6.70
January 2005 – December 2005	120,000	$4.00	$7.20
October 2004 - December 2004	90,000	$6.30	$7.50
January 2005 - March 2005	72,000	$6.20	$8.40
April 2005 - September 2005	144,000	$5.75	$6.05
October 2005 - December 2005	72,000	$5.75	$6.75
January 2006 – December 2006	120,000	$5.00	$6.45

Hedging Contracts Held as of December 31, 2003:

		Nymex Contract Price
Contract Period and Type	Total Volume	Floor	Ceiling/Swap Price

Crude Oil Contracts (barrels)
Swap Contracts:
January 2004 – December 2004	15,000	N/A	$22.15

Collar Contracts:
January 2004 – September 2004	9,000	$24.50	$29.55
January 2004 – December 2004	35,000	$18.00	$22.00
January 2004 – December 2004	24,000	$24.00	$29.25
January 2005 – April 2005	15,000	$19.75	$22.75

Natural Gas Contracts (mmbtu)
Collar Contracts:
January 2004 – March 2004	39,900	$4.00	$8.75

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

Prior to 2002, the Company invested in non-operated working interests, royalty interests, and various limited partnership interests in oil and gas properties, as well as other investments related to the oil and gas industry, such as drilling rig partnerships and private placements in marketable securities in public energy companies. These investments were funded through internally generated cash flows from operations.  During 2002, we expanded our investment strategy to include the acquisition of oil and gas properties we would operate directly and completed two significant operated property acquisitions. In April 2002, Whittier Energy acquired an 89% working interest in the Beaver Dam Creek Unit in St. Helena Parish, Louisiana, for approximately $3.5 million. In July 2002, Whittier Energy acquired a 100% working interest in the Big Wells Field in Dimmit County, Texas, for approximately $1.65 million. We financed the purchase of the two properties using a combination of available working capital and approximately $3.55 million in debt provided by a revolving credit facility from a third party bank (the “Credit Facility”). The Credit Facility is discussed in more detail below.

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

During the nine months ended September 30, 2004, the Company has accelerated its growth through acquisitions and operated and non-operated drilling activities. In February and March 2004, the Company acquired an additional 10% working interest in the Bonnie View Field for approximately $195,000, utilizing proceeds from its February 2004 sale of its non-operating interest in the Cascade Unit for $525,000.

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

The Company financed the acquisition of the Properties using a mixture of operating cash flow, equity financing, bank financing, and convertible subordinated debt. The consideration paid for the Properties consisted of i) the payment of approximately $5.7 million in cash; ii) the issuance of a six-year, approximate $1.8 million subordinated note bearing interest at a rate of 7% per annum and convertible into the Company’s common stock at a conversion price of $2.00 per share (the “Convertible Subordinated Note”); iii) a commitment to drill four wells over a 24 month period and pay certain drilling costs on behalf of the Sellers’ retained working interests in those wells (the “Drilling Commitment”); iv) certain future price sharing arrangements through June 30, 2008 in the event actual prices per Mcf received by the Company exceed agreed upon pricing levels; and v) the issuance of a three-year warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $2.50 per share.

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

In November 2004, Whittier borrowed an additional $180,000 from the Credit Facility, which was utilized to acquire an additional 11% working interest in the Rayne field for approximately $174,000 increasing the Company’s total working interest to approximately 33%.

As of December 31, 2003, the Company had total proved reserves of 1,960,862 barrels of oil equivalent (“Boe”), consisting of 1,462,770 barrels of oil and 2,989 million cubic feet of gas (“Mmcf”), of which 97% is considered proved developed producing. Comparatively, we had total proved reserves of 1,802,769 Boe and 302,183 Boe as of December 31, 2002 and December 31, 2001, respectively. This represents an 8.8% increase in proved reserves from 2002 and a 549% increase from 2001.  The Company added an additional 472,630 Boe in proved reserves from its June 2004 acquisition of the South Texas’ Properties, including 32,130 barrels of oil and 2,643 Mmcf of gas of which 59% are proved developed reserves. The Company will update its reserve estimates for all of its properties as of year end December 31, 2004, including obtaining independent reserve estimates for the Cut Off Field.

Liquidity and Capital Resources

During the nine months ended September 30, 2004, the Company generated approximately $3.1 million in net cash flows from operations and had a net working capital deficit of approximately $.8 million. Not considering the current portion of its Credit Facility, which includes anticipated principal payments through September 30, 2005, the Company had positive net working capital of approximately $.9 million as of September 30, 2004.  The Company is currently producing, net to its interest, approximately 1,100 Boe per day, including 584 barrels of oil per day (“Bopd”) and 3.1 million cubic feet of gas per day (“Mmcfd”), and is generating net positive cash flow from its operations.

The Credit Facility provides for a total potential revolving credit line of $15 million, the availability of which is determined based on the value of the Company’s proved oil and gas reserves. During the nine months ended September 30, 2004, we borrowed a total of $4.05 million in principal from the Credit Facility in order to finance producing property acquisitions, as well as repaid $690,000 in principal. The Credit Facility is collateralized by substantially all of the Company’s assets and subjects the Company to various covenants, representations and warranties as established by the underlying credit agreement. The terms and conditions of the Credit Facility are more fully described in Note 10 to the Company’s financial statements included herein.

As of September 30, 2004, the Company had $7.87 million in principal outstanding under the Credit Facility, of which $1.65 million was classified as a current liability payable on or before September 30, 2005. The Company is required to repay principal at a rate of $150,000 per month beginning November 1, 2004, subject to adjustment at the Company’s next borrowing base review by the bank scheduled for March 2005. The Company expects to fully fund its future principal payments required on the Credit Facility and its future capital requirements for the exploration and development of its existing oil and gas properties using cash flows generated from operations. The Convertible Subordinated Note does not require any principal payments prior to June 2006 and will not have any significant impact on the Company’s short-term liquidity.

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

We have hedged a portion of our production to manage our exposure to oil and gas price volatility, as well as to achieve more predictable cash flows from our oil and gas properties. The Company has also utilized hedges to support a higher borrowing base under the Credit Facility, allowing the Company to access additional debt financing for its producing oil and gas property acquisitions. Hedging will prevent the Company from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the underlying hedge agreement. Whittier’s outstanding hedge positions as of September 30, 2004 are more fully described in Note 12 to the Company’s financial statements included herein.

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

Capital Commitments and Contingencies

Under the terms of the Drilling Commitment, the Company must drill a total of four wells, including two wells in the Scott & Hopper Field and two wells in the North Rincon Field, or reassign a portion of the undeveloped acreage in the Scott & Hopper and North Rincon fields to the Sellers.  The Company must begin drilling the first two wells on or before March 2005 and June 2005, respectively, in order for the Company to retain its undeveloped acreage rights in each field.  The Company must begin drilling the next two wells on or before December 2005 and June 2006, respectively, or the Company will reassign 50% of its undeveloped acreage rights in each field. The Company has also agreed to carry the Sellers’ drilling costs for the four wells up to “casing election point” (i.e. the decision point on whether to complete the well or abandon it as a dry hole). The estimated capital costs to drill these wells, net to the Company’s interest and including the Sellers’ carried interests, is approximately $3.1 million, which we expect to fund using future cash flows from operations. In the event the Company does not drill the required wells, the Company’s interests in existing wells on the Properties would be unaffected, as well as the Company’s undeveloped acreage in the Tom Lyne Field which is not subject to the Drilling Commitment. The Company is in the process of sourcing a suitable rig for the initial Scott & Hopper well under the Drilling Commitment, which must be spudded on or before March 17, 2005.

In October and November 2004, Whittier acquired a 30% operated working interest in each of the Rachal and Amber prospects, respectively. The Company intends to drill a well in the Rachal prospect in December 2004 and the test well in the Amber prospect in the first quarter of 2005. The Company’s estimated total net drilling and completion costs related to these two wells is approximately $390,000, which the Company intends to finance out of cash flow from operations.

Results of Operations

For the Quarter Ended September 30, 2004 compared with the Quarter Ended September 30, 2003

We generated net income of approximately $560,000, or $0.05 per share, for the quarter ended September 30, 2004, compared to net income of $270,000, or $0.03 per share, for the comparable period ended September 30, 2003, an increase of approximately 107%. The $290,000 variance primarily relates to higher production and revenues during the latest quarter.

During the quarter ended September 30, 2004, we generated oil and gas revenues of approximately $2.9 million, or $33.01 per Boe, on production of approximately 86,856 Boe (47,774 Bbls oil and 234 Mmcf gas). For the comparable period in 2003, we generated revenues of approximately $1.5 million, or $27.08 per Boe, on production of approximately 55,614 Boe (38,335 Bbls oil and 104 Mmcf gas). The 90% increase in revenues was based upon a combination of 56% higher production volumes as well as 22% higher average prices obtained for oil and gas sold during the current period. The increase in production in the current period resulted from the Company’s producing property acquisitions since June 2003, including the East Corning field (September 2003), the Bonnie View field (November 2003 and February 2004), the Cut Off field (May and July 2004), and the Tom Lyne, Scott & Hopper and North Rincon fields in June 2004. The Company also experienced higher production from the Company’s investment in the Greater Mayfield area in Oklahoma.

Lease operating expenses (“LOE”) increased by $393,000, or 85%, from $463,000 for the quarter ended September 30, 2003 to $856,000 for the quarter ended September 30, 2004, while LOE per unit of production increased 18% from $8.33 per Boe to $9.86 per Boe between the two periods. Depletion, depreciation, and amortization (“DD&A”) increased from approximately $368,000, or $6.62 per Boe, for the quarter ended September 30, 2003, to $662,000, or $7.62 per Boe, for the quarter ended September 30, 2004. The increase in operating costs relates to additional workover and stimulation costs incurred during 2004 to enhance production. The increase in DD&A is related to greater total production during the current period as a result of our acquisitions completed in late 2003 and 2004, as well as a higher DD&A rate per unit of production associated with our California and South Texas gas property acquisitions.

The Company recognized approximately $203,000 in exploration expense during the three months ended September 30, 2004, including approximately $161,000 incurred to acquire and begin reprocessing 3D seismic data for the South Texas Properties purchased in June 2004.

General and administrative expenses were approximately $409,000 for the three months ended September 30, 2004, compared to $233,000 for the comparable period ended September 30, 2003. The Company also recognized a deferred tax benefit of approximately $178,000 for the quarter ended September 30, 2004, due to deferred tax assets for tax loss carryforwards previously subject to a valuation allowance.

For the Nine Months Ended September 30, 2004 compared with the Nine Months Ended September 30, 2003

We generated net income of approximately $246,000, or $0.02 per share, for the nine months ended September 30, 2004, compared to a net loss of ($118,000), or ($0.01) per share, for the comparable period ended September 30, 2003. The net income generated during the period ended September 30, 2004 was driven by higher production and revenues during the period, partially offset by $742,000 in exploration expenses, as well as the $645,000 impairment of the Company’s investment in certain marketable securities. The Company’s net loss for the nine months ended September 30, 2003 was principally due to the $733,000 impairment of the Company’s investment in certain drilling rig partnerships.

During the nine months ended September 30, 2004, we generated oil and gas revenues of approximately $6.9 million, or $31.49 per Boe, on production of approximately 220,468 Boe (130,699 Bbls oil and 539 Mmcf gas). For the comparable period in 2003, we generated revenues of approximately $4.4 million, or $26.93 per Boe, on production of approximately 163,871 Boe (120,630 Bbls oil and 259 Mmcf gas). The 57% increase in revenues was based primarily upon higher production volumes (35%), as well as higher prices obtained for oil and gas sold during the current period (17%). The increase in production in the current period resulted from the Company’s producing property acquisitions since June 2003, including the East Corning field (September 2003) the Bonnie View field (November 2003 and February 2004), the Cut Off field (May and July 2004), and the Tom Lyne, Scott & Hopper and North Rincon fields in June 2004. The Company also experienced higher production from the Company’s investment in the Greater Mayfield area in Oklahoma.

LOE increased by $370,000, or 23%, from $1,625,000 for the period ended September 30, 2003 to $1,995,000 for the period ended September 30, 2004, while LOE per unit of production decreased by 9% from $9.92 per Boe to $9.05 per Boe between the two periods. DD&A increased from approximately $865,000, or $5.28 per Boe, for the nine months ended September 30, 2003, to $1,696,000, or $7.69 per Boe, for the nine months ended September 30, 2004. The decrease in operating costs per unit of production relates to non-recurring workover and stimulation costs incurred during 2003 in the Beaver Dam Creek and Big Wells Fields in order to enhance production. The increase in DD&A is related to greater total production during the current period as a result of our acquisitions completed in late 2003 and 2004, as well as a higher DD&A rate per unit of production associated with our California and South Texas gas property acquisitions.

The Company recognized approximately $742,000 in exploration expense during the nine months ended September 30, 2004, including $581,000 in dry hole costs and $161,000 in geological and geophysical costs of 3D seismic data and analysis for the Company’s recently acquired South Texas gas properties. The Company incurred approximately $118,000 in exploration expense as a result of its unsuccessful attempt to sidetrack the Cavenham Forest 5-1 well in the Beaver Dam Creek field due to mechanical problems. The Company also expensed $463,000 related to its non-operated interest in the Anvil Bar #75-26 well, drilled in the San Antonio prospect in Monterey County, California. Attempts to complete and stimulate the well in July 2004 were unsuccessful and the Company fully expensed its costs related to the project in the quarter ended June 30, 2004. All of the applicable costs associated with the Anvil Bar well had been previously accrued by the Company as of December 31, 2003.

General and administrative expenses were approximately $1,146,000 for the nine months ended September 30, 2004, compared to $689,000 for the comparable period ended September 30, 2003. The increase of $457,000 reflects our enhanced operational activity from the prior year, including establishing new corporate headquarters in Houston, Texas, transitioning from a private to a public company, and increasing the Company’s staff from one to six full-time employees.

For the nine months ended September 30, 2004, the Company recognized a gain of approximately $242,000 on the sale of an approximate 5% working interest in the Cascade Unit in Los Angeles County, California, for $525,000. The comparable period in 2003, the Company recognized a loss of $31,000 on the sale of a non-operated oil and gas property interest for approximately $36,000.

In the period ended September 30, 2004, the Company reclassified its unrealized loss in Chaparral as “other than temporary” and recognized an impairment of approximately $645,000. The Company is evaluating its options to dispose of its investment in Chaparral and intends to monetize its investment in order to utilize the proceeds for the acquisition, exploration and development of oil and gas properties.

During the period ended September 30, 2003, the Company recognized a loss on impairment of partnership investments of approximately $733,000, due to the total impairment of our investments in the Odin Spirit and the Odin Neptune drilling rig partnerships. The general partner of the Odin Neptune partnership disposed of its principal asset, a semi-submersible rig, for nominal value in July 2003 and the partnership was fully liquidated. The Odin Spirit partnership’s principal assets, two jack-up drilling rigs, were disposed of to satisfy its third party creditor, which had foreclosed on the rigs in May 2003. Consequently, the Company fully impaired both investments as of the quarter ended June 30, 2003.

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

Part II– Other Information

Item 2 – Changes in Securities

On September 10, 2004, the Company issued 45,000 shares of common stock to Daryl Pollock, a director and former CEO of the Company, upon the automatic exercise of a warrant to purchase 45,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrant was originally issued to Mr. Pollock as part of the merger of Whittier Energy and the Company in September 2003 and, pursuant to its terms, automatically converted into the Company’s common stock at the one year anniversary date of the merger. According to the terms and conditions of the warrant, deferred compensation owed to Mr. Pollock was applied to the aggregate exercise price of the warrant, and no proceeds were received by the Company.  The Company issued the warrant in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The certificate issued to Mr. Pollock bears an appropriate restrictive legend under the Securities Act of 1933, as amended.

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

(i)                                     8-K Report filed on July 2, 2004 – Item 2. Acquisition of Assets.

(ii)                                  8-K Report filed on July 15, 2004 – Item 5. Other Events.

(iii)                               8-K Report filed on July 15, 2004 – Item 5. Other Events.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2004

Whittier Energy Corporation

	By:	/s/ Bryce W. Rhodes
Bryce W. Rhodes
President, Chief Executive Officer, and Director

	By:	/s/ Michael B. Young
Michael B. Young
Chief Financial Officer, Treasurer and Controller
(Principal Financial and Accounting Officer)