Form 10KSB
period 2004-12-31
WHITTIER ENERGY CORP
filed 2005-03-31
CIK 1108520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number: 000-30598

WHITTIER ENERGY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-0539412
(State of Incorporation)	(IRS Employer Identification No.)

333 Clay Street, Suite 1100
Houston, Texas	77002
(Address of Principle Executive Offices)	(Zip Code)

(713) 850-1880

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

Common Stock, $.001 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes  ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for its most recent fiscal year were $10,132,121.

The aggregate market value of the voting Common Stock held by non-affiliates as of March 30, 2005 was $10,543,940.  The number of shares of $0.001 par value Common Stock outstanding as of March 30, 2005 was 11,523,402.

This Form 10-KSB is not eligible for and is not in transitional small business disclosure format.

TABLE OF CONTENTS

PART I.

Item 1.	Business
The Company
History
Business Strategy
Acquisitions and Dispositions of Oil and Gas Properties
Marketing
Hedging Activities
Competition
Title to Properties
Government Regulation
Forward-Looking Statements
Risks of Oil and Gas Activities
Employees
Our Executive Offices and Website
Available Information

Item 2.	Description of Properties
Oil and Gas Properties
Oil and Gas Reserves
Net Quantities of Oil and Gas Produced
Productive Wells and Acreage

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II.

Item 5.	Market for Common Equity and Related Stockholder Matters
Market Information and Holders of Common Stock
Dividend Policy
Securities Authorized for Issuance Under Equity Compensation Plans

Item 6.	Management’s Discussion and Analysis of Financial Condition and Supplementary Data
Executive Summary
Liquidity and Capital Resources
2004 Oil and Gas Property Acquisitions
Capital Commitments and Contingencies
Results of Operations

Item 7.	Financial Statements

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.	Controls and Procedures

Item 8B.	Other Information

PART III.

Item 9.	Directors and Executive Officers of the Registrant

Item 10.	Executive Compensation

Item 11.	Security Ownership of Certain Beneficial Owners and Management

Item 12.	Certain Relationships and Related Transactions

Item 13.	Exhibits

Item 14.	Principal Accounting Fees and Services

PART I

Item 1.  Business

The Company

Whittier Energy Corporation, a Nevada corporation (the “Company” or “Whittier”), is an independent oil and gas exploration and production company primarily engaged in the acquisition, exploration and development of oil and gas properties in the continental United States.  Whittier’s assets consist of operated and non-operated working interests, royalty interests, partnership interests, and mineral acreage in various oil and gas properties, principally located in Texas, Louisiana, Oklahoma, and California, with additional property interests in Colorado, Utah, New Mexico, Wyoming and Pennsylvania.  As of December 31, 2004, Whittier had three wholly owned subsidiaries:  Whittier Energy Company (“WEC”), a Nevada corporation; Whittier Operating, Inc. (“Whittier Operating”), a Texas corporation; and Olympic Resources (Arizona) Ltd. (“Olympic Arizona”), an Arizona corporation. Whittier Operating is a direct subsidiary of WEC. References to “Whittier,” the “Company,” “we,” “us,” and “our” refer to Whittier and its subsidiaries as of December 31, 2004, unless otherwise indicated.

History

Whittier was originally incorporated in the Province of British Columbia, Canada, in 1986, under the name Global Data Systems Corp. Global Data Systems was later renamed Comtron Enterprises Inc. in November 1989. In October 1993, Comtron Enterprises changed its name to Olympic Resources Ltd. (“Olympic”).  Olympic divested most of its Canadian assets in 2000 and began focusing its attention on gas producing properties in the United States.

Olympic re-incorporated into the State of Wyoming from the Province of British Columbia on January 8, 2003.  Our reincorporation into the United States was driven by the fact our principal business activities were and continue to be carried on in the continental United States, and because re-incorporation as a U.S. company would make available certain U.S. federal tax benefits in the event Olympic chose to enter into a future business combination or merger with another domestic corporation.  No such reorganization was proposed at the time of the reincorporation, however.

On September 10, 2003, Olympic’s wholly owned subsidiary, WEC Acquisition, Inc., a Wyoming corporation, merged into WEC with WEC surviving the merger to replace WEC Acquisition as a wholly owned subsidiary of Olympic. In exchange for their WEC common stock, the WEC shareholders received shares of Olympic’s voting common stock and non-voting Series A Convertible Preferred Stock.  The business combination triggered a change in control of Olympic and resulted in a significant change in Olympic’s management.

At the time of the merger, WEC and Olympic were both engaged in the exploration, acquisition and development of oil and gas properties located in the continental United States. The primary purpose for this merger was to improve the combined entity’s access to capital markets and to acquire and develop oil and gas properties in the future, both of which we believe are necessary for long-term growth and enhancement of stockholder value.

In December 2003, Olympic’s stockholders approved a one-for-ten reverse stock split of Olympic’s outstanding common stock and the merger of Olympic into a newly formed, wholly owned subsidiary, Whittier Energy Corporation, a Nevada corporation. On December 31, 2003, Olympic effected the one-for-ten reverse split of its common stock and consummated the merger of Olympic with and into Whittier Energy Corporation. As a result of the reverse split, the outstanding Series A Preferred Stock automatically converted into shares of Whittier’s split-adjusted common stock and WEC’s former shareholders owned approximately 85% of Whittier’s outstanding voting common stock.  As of December 31, 2004, WEC’s former shareholders now own approximately 79% of Whittier’s outstanding common stock.

Business Strategy

Our business strategy is focused on the following:

•                  Pursuit of Strategic Acquisitions. We continually review opportunities to acquire producing properties, leasehold acreage and drilling prospects. We seek to acquire operational control of properties that we believe have significant exploitation and exploration potential. We are especially focused on increasing our holdings in fields and basins in which we already own an interest. We have historically expended between 70% - 80% of available capital on the acquisition of producing oil and gas properties.

•                  Participation in Development, Exploitation, and Exploration Activities. We continually review development, exploitation and exploration opportunities generated by industry partners. We have historically expended up to 30% of our available capital on these opportunities.

•                  Further Development of Existing Properties. We will continue development of our properties that have proved reserves and exploration opportunities. We seek to add proved reserves and increase production through detailed technical analysis of our properties, by drilling in-fill locations, selectively recompleting existing wells, and identifying and drilling low to medium risk exploration prospects. We also plan to drill step-out wells to expand known field limits where applicable. We intend to enhance the efficiency and quality control of these value-added activities by operating the majority of our properties with development potential.

•                  Rationalization of Property Portfolio. We actively pursue opportunities to reduce and control operating costs of our existing properties and properties we may acquire in the future through the consolidation of overlapping operations and the sale of marginal properties.

•                  Maintenance of Financial Flexibility. We believe our base of internally generated cash flow and other financial resources, including our existing credit facility and the potential proceeds from the exercise of outstanding warrants, will provide us with the financial flexibility to acquire additional acquisitions of producing properties, develop project inventory, and participate in third party and internally generated exploration projects.

Acquisitions and Dispositions of Oil and Gas Properties

In February and March 2004, we acquired an additional 10% working interest in the Bonnie View Field for approximately $195,000, utilizing proceeds from our February 2004 sale of our non-operating interest in the Cascade Unit for $525,000.

In May 2004, the Company acquired an approximate 73% operated working interest in the Cut Off Field in Lafourche Parish, Louisiana for approximately $1.65 million. The Company funded the acquisition utilizing a combination of working capital and $1.0 million in additional principal borrowed under our bank credit facility (the “Credit Facility”). We acquired an additional 14% working interest in the Cut Off Field in July 2004 from two third party sellers for approximately $400,000, increasing our overall interest in the field to approximately 87%.

In June 2004, we acquired various operated working interests in three gas fields in South Texas for approximately $7.5 million (the “Properties”), of which approximately 50% is considered undeveloped. We acquired an average 78% working interest in the Properties’ existing wells and an average 61% working interest in any future undeveloped locations. The Properties consist of working interests in the Tom Lyne Field in Live Oak County, Texas, the Scott & Hopper Field in Brooks County, Texas, and the North Rincon Field in Starr County, Texas.

We financed the acquisition of the Properties using a combination of operating cash flow, equity financing, bank financing, and convertible subordinated debt. The consideration paid for the Properties consisted of i) the payment of approximately $5.7 million in cash; ii) the issuance of a six-year, approximate $1.8 million subordinated note bearing interest at a rate of 7% per annum and convertible into our common stock at a conversion price of $2.00 per share (the “Convertible Subordinated Note”); iii) a commitment to drill four wells over a 24 month period and pay certain drilling costs pertaining to the seller’s retained working interests in those wells (the “Drilling Commitment”); iv) certain future price sharing arrangements through June 30, 2008 in the event actual prices per Mcf received by Whittier exceed agreed upon pricing levels; and v) the issuance of a three-year warrant to purchase 300,000 shares of the our common stock at an exercise price of $2.50 per share.

The $5.7 million cash portion of the purchase price was funded through $3.05 million in additional borrowings under the our Credit Facility, cash proceeds from the sale of equity in a private offering, and available working capital, including Whittier’s net revenues from the Properties from the March 1, 2004 effective date of the transaction. In June 2004, the Company closed the private placement, raising total gross proceeds of approximately $2.4 million through the issuance of 1.38 million shares of the Company’s common stock for a purchase price of $1.75 per share and an accompanying three-year warrant to purchase 1.38 million shares of common stock at an exercise price of $2.50 per share.  We also issued 29,813 shares of common stock and a related warrant to purchase an additional 29,813 shares of common stock at an exercise price of $2.50 per share to Global Resource Investments Ltd., a registered broker/dealer, as payment for services rendered as a placement agent in connection with the private offering.

In October 2004, we acquired an additional 11% working interest in the Rayne Field for approximately $174,000, increasing our total working interest in the field to 33%. We financed the acquisition using additional borrowings of $180,000 from our Credit Facility.

Marketing

We market the natural gas and oil produced from our properties through typical channels for these products. We generally sell our oil at local field prices paid by the principal purchasers of the oil produced. The majority of our natural gas production is sold at current market rates. Both natural gas and oil are purchased by marketing companies, pipelines, major oil companies, public utilities, industrial customers and other users and processors of petroleum products. During 2004, approximately 36% of our oil and gas revenue was attributable to one purchaser, Shell Trading (US) Company. We are not, however, confined to, or dependent upon, any one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser, or a few purchasers, would not have a long-term material effect on our business because there generally are numerous purchasers in the areas in which we sell our production. We currently hedge a portion of our natural gas and oil production to manage our exposure to commodity price volatility in the marketing of our production and we intend to do so in the future.

Hedging Activities

We regularly hedge a portion of our production to reduce our exposure to oil and gas price volatility, as well as to achieve more predictable cash flows from our oil and gas properties. Our current policy is to hedge between 50% and 70% of the Company’s anticipated future production, either when we believe it is justified by available future oil and gas prices or in order to finance a planned acquisition of producing oil and gas properties.  Gains or losses on both realized and unrealized hedging transactions are determined as the difference between the contract price and an applicable settlement or reference price. Settlement gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. Any ineffective portion of unrealized gains or losses of such hedges is recognized in earnings in the period they occur.

Competition

We compete in the exploration and production segment of the oil and gas industry with a number of other companies.  These companies include large multinational oil and gas companies and other independent operators with greater financial resources and more experience than Whittier.  We do not hold a significant competitive position in the oil and gas industry.  We compete both with major oil and gas companies and with independent producers for, among other things, rights to develop oil and gas properties, access to limited pipeline capacity, procurement of available materials and resources, and the hiring and retention of qualified personnel. We have not experienced any significant difficulties in sourcing and acquiring the services and raw materials necessary to conduct our operations and do not have any suppliers that we are principally dependent upon with regards to providing such services or raw materials.

Title to Properties

Title to Whittier’s oil and gas properties is subject to royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the industry, liens incident to operating agreements and for current property taxes not yet due and other comparatively minor encumbrances. When acquiring its oil and gas properties, the Company typically obtains a title opinion verifying the applicable ownership interests acquired. For exploration projects, a detailed title examination is typically conducted and curative work is performed with respect to identified title defects prior to the commencement of drilling operations.

Government Regulation

Federal and State Regulatory Requirements

We are a public company subject to the rules and regulations of the SEC. Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the SEC, could result in increased costs to us as we evaluate the implications of these new rules and respond to their requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

Our operations are subject to numerous laws and regulations governing the operation and maintenance of our facilities and the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may:

•                  require that we acquire permits before commencing drilling;

•                  restrict the substances that can be released into the environment in connection with drilling and production activities;

•                  limit or prohibit drilling activities on protected areas such as wetlands or wilderness areas; or

•                  require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells.

Under these laws and regulations, we could be liable for personal injury and clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. These laws and regulations have been changed frequently in the past. In general, these changes have imposed more stringent requirements that increase operating costs or require capital expenditures in order to remain in compliance. It is also possible that unanticipated developments could cause us to make environmental expenditures that are significantly different from those we currently expect. Existing laws and regulations could be changed, and any changes could have an adverse effect on our business.

Environmental Regulations

The oil and gas business is subject to environmental hazards, such as oil spills, gas leaks and ruptures and discharges of petroleum products and hazardous substances, and historic disposal activities. These environmental hazards could expose us to material liabilities for property damages, personal injuries or other environmental harm, including costs of investigating and remediating contaminated properties. In addition, we also may be liable for environmental damages caused by the previous owners or operators of properties that we have purchased or are currently operating. A variety of stringent federal, state and local laws and regulations govern the environmental aspects of our business and impose strict requirements for, among other things:

•                  well drilling or workover, operation and abandonment;

•                  waste management;

•                  land reclamation;

•                  financial assurance under the Oil Pollution Act of 1990; and

•                  controlling air, water and waste emissions.

Any noncompliance with these laws and regulations could subject us to material administrative, civil or criminal penalties or other liabilities. Additionally, our compliance with these laws may, from time to time, result in increased costs to our operations or decreased production, and may affect our costs of acquisitions. Environmental laws may, in the future, cause a decrease in our production or an increase in the costs of production, development or exploration. Pollution and similar environmental risks generally are not fully insurable.

We have not incurred any material costs relating to our compliance with federal, state or local laws during the year ended December 31, 2004, or during the subsequent interim period.

Forward-Looking Statements

Statements that are not historical facts included in this annual report on Form 10-KSB constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ from projected results. All statements other than statements of historical facts included in this annual report that address activities, events or developments that Whittier expects or anticipates will or may occur in the future, including such things as estimated future net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of Whittier’s business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by Whittier in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with Whittier’s expectations and predictions is subject to a number of risks and uncertainties, general economic, market, or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by Whittier; competitive actions by other oil and gas companies; changes in laws or regulations; and other factors, many of which are beyond the control of Whittier. Consequently, all of the forward-looking statements made in this annual report are qualified by these cautionary statements and there can be no assurances that the actual results or developments anticipated by Whittier will be realized, or even if realized, that they will have the expected consequences to or effects on Whittier, its business or operations. We have no intention, and disclaim any obligation, to update or revise any forward looking statements, whether as a result of new information, future results or otherwise.

Risks of Oil and Gas Activities

Estimates of Proved Oil and Gas Reserves. Petroleum engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, including:

•                  historical production from the area compared with production from other analogous producing properties;

•                  the assumed effects of regulations by governmental agencies;

•                  assumptions concerning future oil and gas prices; and

•                  assumptions concerning future operating costs, severance and excise taxes, development costs and workover and remedial costs.

Because all reserve estimates are to some degree subjective, each of the following items may differ materially from those assumed in estimating reserves:

•                  the quantities of oil and gas that are ultimately recovered;

•                  the timing of the recovery of oil and gas reserves;

•                  the production and operating costs incurred; and

•                  the amount and timing of future development expenditures.

Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same available data. Actual production, revenues and expenditures with respect to reserves will vary from estimates and the variances may be material.

The estimated discounted future net revenues included in this document should not be considered as the market value of the reserves attributable to our properties. As required by the U.S. Securities and Exchange Commission (“SEC”), the estimated discounted future net revenues from proved reserves are generally based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net revenues will also be affected by factors such as:

•                  the amount and timing of actual production;

•                  supply and demand for oil and gas; and

•                  changes in governmental regulations or taxation.

In addition, the 10% discount factor, which the SEC requires to be used to calculate discounted future net revenues for reporting purposes, is not necessarily the most appropriate discount factor based on the cost of capital in effect from time to time and risks associated with our business and the oil and gas industry in general.

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

Volatility of Oil and Gas Prices. Our future success is largely dependent on oil and gas prices, which are extremely volatile. Any substantial or extended decline in the price of oil and gas below current levels could have a material adverse effect on our business operations and future revenues. Moreover, oil and gas prices depend on factors we cannot control, such as:

•                  supply and demand for oil and gas and expectations regarding supply and demand;

•                  weather;

•                  actions by the Organization of Petroleum Exporting Countries, or OPEC;

•                  political conditions in other oil-producing and gas-producing countries including the possibility of insurgency or war in such areas;

•                  general economic conditions in the United States and worldwide; and

•                  governmental regulations.

With respect to our business, prices of oil and gas will affect:

•                  our revenues, cash flows and earnings;

•                  our ability to attract capital to finance our operations and the cost of such capital;

•                  the amount that we are allowed to borrow; and

•                  the value of our oil and gas properties.

We have hedged a portion of our production to reduce our exposure to oil and gas price volatility, as well as to achieve more predictable cash flows from our oil and gas properties. Hedging will prevent Whittier from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge agreement. In a typical hedge transaction, we have the right to receive from the hedge counterparty the excess of the fixed price specified in the hedge agreement over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, we must pay the counterparty this difference multiplied by the quantity hedged even if we had insufficient production to cover the quantities specified in the hedge agreement. Accordingly, if we have less production than we have hedged when the floating price exceeds the fixed price, we must make payments against which there are no offsetting sales of production. If these payments become too large, the remainder of our business may be adversely affected.

Market Demand for Oil and Gas. Our success is also materially dependent upon the demand for oil and gas. The availability of a ready market for our oil and gas production depends on a number of factors beyond Whittier’s control, including the demand for and supply of oil and gas, the availability of alternative energy sources, the proximity of reserves to, and the capacity of, oil and gas gathering systems, pipelines or trucking and terminal facilities. If there is no market for the oil and gas that we produce, Whittier will be unable to sell its production. We may also have to shut-in some of our wells temporarily due to a lack of market or adverse weather conditions including hurricanes. If the demand for oil and gas diminishes, Whittier’s financial results would be negatively impacted.

In addition, there are limited methods of transportation for our production. Substantially all of our oil and gas production is transported by pipelines, trucks and barges owned by third parties. The inability or unwillingness of these parties to provide transportation services to Whittier for a reasonable fee could result in management having to find transportation alternatives, increased transportation costs or involuntary curtailment of a significant portion of its oil and gas production, any of which could have a negative impact on our results of operation and cash flows.

Risks of Operating Oil & Gas Properties. The oil and gas business involves certain operating hazards such as:

•                  well blowouts;

•                  cratering;

•                  explosions;

•                  uncontrollable flows of oil, gas or well fluids;

•                  fires;

•                  pollution; and

•                  releases of toxic gas.

Any of these operating hazards could cause serious injuries, fatalities or property damage, which could expose Whittier to liabilities. The payment of any of these liabilities could reduce, or even eliminate, the funds available for exploration, development and acquisition, or could result in a loss of Whittier’s properties.

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

Employees

As of March 30, 2005, we had six full-time employees. We believe that our relationship with our employees is good. None of our employees are covered by a collective bargaining agreement. We use the services of independent consultants and contractors to perform various professional services, particularly in the areas of operational accounting, field level production, construction, design, well-site surveillance, permitting and environmental assessment.

Our Executive Offices and Website

Our principal executive offices are located at 333 Clay Street, Suite 1100, Houston, Texas 77002 and our telephone number  is (713) 850-1880. Our website is http://www.whittierenergy.com.

Available Information

We file information statements and annual, quarterly and special reports with the SEC. You may read and copy any document that we file at the SEC’s public reference room in Washington, D.C. located at 450 Fifth Street N.W., Washington, D.C. 20549. You may also call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. The SEC maintains a web site that contains reports, proxy statements and information statements and other information regarding registrants that file electronically with the SEC, including us. Our SEC filings are also available to you free of charge at the SEC’s web site at www.sec.gov.

Item 2.  Description of Properties

Oil and Gas Properties

Our assets consist of operated and non-operated working interests, royalty interests, partnership interests, and mineral acreage in various oil and gas properties, principally located in Louisiana, Texas, Oklahoma, and California, with minor property interests in Colorado, Utah, New Mexico, Wyoming and Pennsylvania. Our material properties are described below:

Operated Properties

Beaver Dam Creek Unit

This property, located 40 miles northeast Baton Rouge in St Helena Parish, Louisiana, was acquired by Whittier in April 2002. There are six producing oil wells and two saltwater disposal wells. We own an 89% working interest with a 69.5% revenue interest. The field produces from the upper and lower sands of the Tuscaloosa formation at approximately 14,500 feet. During 2004, gross daily production averaged approximately 237 barrels of oil per day (“Bopd”) and 35 thousand cubic feet per day (“Mcfd”) and net production was 165 Bopd and 24 Mcfd. During March 2005, our gross daily production was affected by several downhole mechanical failures that have been repaired.  As of March 30, 2005, gross daily production was 250 barrels of oil equivalent (“Boe”) (174 Boe, net).  Beaver Dam Creek’s proved reserves as of December 31, 2004 are 100% oil and accounted for approximately 22.5% of our total year-end proved reserves on a Boe basis. Year-end proved gas reserves were not recognized due to the loss of our commercial gas market for the field in October 2004.

Big Wells Field

Whittier acquired a 100% working interest (75% revenue interest) in this field in Dimmit County, Texas, in July 2002. It has 15 active oil wells and is located 45 miles southwest of San Antonio. The wells produce from the San Miguel and Lo East sands between 5,500’ and 6,000’. During 2004, gross production averaged 155 Bopd and 19 Mcfd and net production averaged 116 Bopd and 14 Mcfd. During March 2005, gross daily production has averaged 142 Bopd and 18 Mcfd (107 Bopd and 14 Mcfd, net). Big Wells underlying proved reserves as of December 31, 2004 were 98% oil and represent 15.9% of our total year-end proved reserves.

Bonnie View Field

Whittier owns a 71.38% working interest (58.53% revenue interest) in this field located in Refugio County, Texas, 45 miles north of Corpus Christi. Whittier acquired a 61.38% working interest in November 2003 and an additional 10% working interest in February 2004. There are also three shut-in wells and a salt water disposal well.  The field produces from depths of approximately 4700’ - 5600’. In July 2004, we successfully drilled and completed the Schirmer #19, an infill development well, which was brought on production at over 50 Bopd (30 Bopd, net). During 2004, the field had average gross daily production of approximately 92 Bopd and 378 Mcfd and net production of 54 Bopd and 221 Mcfd, from four producing wells. During March 2005, gross daily production has averaged 105 Bopd and 450 Mcfd (61 Bopd and 260 Mcfd, net). Bonnie View’s proved reserves as of December 31, 2004, consisted of 48% gas and 52% oil and represented approximately 8.2% of our total proved reserves.

Cut Off Field

In May and July 2004, Whittier acquired an 87% working interest (63% net revenue interest) in seven wells in the Cut Off Field, located in Lafourche Parish, Louisiana. The field is approximately 45 miles west of New Orleans. The purchase, which had an effective date of March 1, 2004, included four producing oil wells, one salt water disposal well and two shut-in wells. During 2004, average gross production was approximately 180 Bopd and 150 Mcfd (112 Bopd and 22 Mcfd, net). During March 2005, gross daily production has averaged 195 Bopd and 122 Mcfd (123 Bopd and 77 Mcfd, net). In addition to the producing reserves, we are reviewing a potential behind pipe interval and a possible infill development well in the field. Cut Off’s proved reserves as of December 31, 2004, were 94% oil and represent approximately 12.4% of our total proved reserves.

North Rincon Field

In June 2004, we acquired a 98.5% working interest (73% net revenue interest) in the North Rincon Field (Cameron lease). The field is located in Starr County, Texas, approximately 45 miles north of McAllen. Average gross production from June through December 2004 from the 640-acre lease was approximately 500 Mcfd gross and 367 Mcfd net from two wells producing from the Frio formation. During March 2005, gross daily production has averaged 500 Mcfd (367 Mcfd, net). Based on 3D seismic purchased in September 2004, Whittier believes this field holds opportunities to add additional production and reserves through drilling in both the Frio and Vicksburg formations. The field’s proved reserves as of December 31, 2004, were 95% gas and represent approximately 4.4% of our year-end total proved reserves.

Whittier holds a 74% working interest (54.8% net revenue interest) in any future wells drilled in North Rincon, subject to a commitment to drill two wells in the field. The first well must be drilled on or before June 18, 2005, or Whittier must reassign the undeveloped acreage in the field to the seller. A subsequent well must be drilled by June 18, 2006, or Whittier will reassign 50% of its remaining undeveloped acreage rights in the field to the sellers. Whittier has staked and permitted the location for the initial commitment well and is attempting to contract a rig to spud a well in May or June of 2005.

Rayne Field

We hold a 33% working interest (26% net revenue interest) in this field located in Acadia Parish, Louisiana, near Lafayette. Gross daily production during 2004 from the three operated active wells in the field was approximately 700 Mcfd and 35 Bopd, and net production was 180 Mcfd and 10 Bopd. During March 2005, gross daily production has averaged 700 Mcfd and 35 Bopd (180 Mcfd and 10 Bopd, net). There are 14 inactive wells and one saltwater disposal well in this field. Whittier believes that additional production may be gained in this field by testing previously bypassed potential pay sands and working over shut-in wells to determine if they will produce at economic rates under compression. One such well was brought online in May 2004 with gross production of 20 Bopd and 60 Mcfd. Whittier is also reviewing a location that would test an unproduced fault block updip of an existing oil show. The Rayne field accounts for less than 4% of our total year-end proved reserves and is approximately 81% gas.

Scott & Hopper Field

In June 2004, Whittier acquired a 68.5% working interest (51% net revenue interest) in this field. The Scott & Hopper field is located near La Gloria in Brooks County, Texas. Average gross production from June through December 2004 from two wells from the field was approximately 500 Mcfd and 10 barrels of condensate per day (“Bcpd”) and net production was 255 Mcfd and 5 Bcpd from the Vicksburg formation at 9,500'. During March 2005, gross daily production was impacted by mechanical problems in the field, which have since been corrected.  Average daily gross production as of March 30, 2005 was 450 Mcfd and 10 Bcpd (230 Mcfd and 5 Bcpd, net). Based on 3D seismic interpretation and well control, Whittier believes the Scott & Hopper field holds opportunities to add additional production and reserves through drilling at least two additional proved undeveloped locations included in our year-end reserves. The Scott & Hopper field’s proved reserves as of December 31, 2004 were 93% gas and represent approximately 7.5% of our year-end total proved reserves and 56% of year-end proved undeveloped reserves.

Whittier holds a 42.5% working interest (31.9% net revenue interest) in any future wells drilled in Scott & Hopper, subject to a commitment to drill two new wells in the field. Whittier successfully drilled the first Scott & Hopper #4 commitment well during February 2005, after having increased its working interest in the well to 56% (42% revenue interest) by acquiring an additional 13% non-consent working interest. Based on well logs, the Company has identified additional behind pipe reserves apart from the original targeted proved undeveloped sand in the Scott & Hopper #4, and is in the process of evaluating the well prior to completing and bringing the well into production. Under the terms of the drilling commitment, Whittier must begin drilling the next well before December 18, 2005, or reassign 50% of the remaining undeveloped acreage rights in the field to the sellers.

Tom Lyne Field

We acquired a 73% working interest (55% net revenue interest) in this field in June 2004. The Tom Lyne field is located in Live Oak County, Texas, approximately 50 miles west of Corpus Christi. During 2004, the field had gross production from three wells of 652 Mcfd and 9 Bcpd and net production of 359 Mcfd and 5 Bcpd from the Frio and Wilcox sands from 8,000’ to 10,600’, respectively. During March 2005, gross daily production has averaged 600 Mcfd and 8 Bcpd (350 Mcfd and 5 Bcpd, net). Based on 3D seismic interpretation and well control, Whittier believes the Tom Lyne acreage holds opportunities to add additional production and reserves through drilling and recompletions, including one proved undeveloped and one proved behind pipe location included in our year-end reserve report. As of December 31, 2004, the field’s proved reserves were 95% gas, representing approximately 6.1% of our year-end total proved reserves and 44% of year-end proved undeveloped reserves.

Owen Field

Whittier leased 386 acres (116 acres net) in Webb County, Texas, in August 2004, and retained a 30% working interest (22.5% revenue interest) in the lease. We successfully drilled and cased the Rachal #1 well in December 2004, identifying approximately 15 feet of pay. The well was completed and fracced and put on production in mid-March 2005. As of March 30, 2005, the well was producing at a rate of 350 Mcfd (90

Mcfd, net) on a small diameter choke. If the well proves successful, we have identified two additional drilling locations on the lease.

Non-Operated Properties

Hamel Field

The Hamel Field in Colorado County, Texas, is located about 60 miles southwest of Houston. During 2004, six wells had average net production of approximately 147 Mcfd and 6 Bopd from Wilcox sands between 8,500’ and 9,800’. One additional well produces from the deeper Edwards sand at approximately 12,000’. Whittier first invested in this field in 1986, seeing an opportunity to explore for bypassed reserves in a field that had been abandoned by a major oil company. Since 1986, the operator has drilled or re-entered four wells and performed approximately a dozen recompletion procedures. Whittier’s average working interest is 22% (18% net revenue interest). Hamel’s reserves were 89% gas and represented 5.8% of Whittier’s total proved reserves as of December 31, 2004.

Lost Dome Field

The Lost Dome unit lies in Natrona County, Wyoming, about 40 miles northwest of Casper. The six well field had net average production during 2004 of 48 Bopd from the Tensleep formation at about 5,600’. We participated in the discovery of this field in 1998 and own an 18.75% working interest (15% net revenue interest). No additional development in the field is currently planned. Lost Dome’s underlying proved reserves are 100% oil and are approximately 2.8% of our total year-end proved reserves.

Greater Mayfield Area

Whittier has small working interests (1% or less) in 13 producing wells in Beckham County, Oklahoma. We participated in the drilling of these deep (18,500’-24,000’), geo-pressured gas wells over the last four years. Average net production for 2004 was approximately 481 Mcfd per day. These wells produce from the Hunton, Morrow and Springer formations. In addition to the producing wells, Whittier has similar working interests in six additional wells, which are in various stages of drilling, completing, or testing. These Greater Mayfield Area wells accounted for approximately 2.3% of our end of year proved reserves.

Round Mountain Unit

Whittier has a small interest in the Round Mountain Unit thermal development project in Kern County, California, representing 0.2% working interest before payout and a 0.7% after payout. The Company expects payout to occur during the fourth quarter of 2005, which is expected to result in more significant returns from the Company’s investment in this long-lived tertiary oil recovery project. As of December 31, 2004, the Round Mountain Unit accounted for approximately 6% of our year-end proved reserves.

Other Non-Operated Properties

We own working interests and royalties directly and through partnerships in numerous wells and fields that individually are not significant, but in the aggregate contribute meaningfully to our cash flow and accounted for approximately 3% of Whittier’s proved reserves as of December 31, 2004. The operators range from major oil companies to small private independents and the assets are located in California, Colorado, Utah, New Mexico, Oklahoma and Texas. In some cases there are opportunities to make incremental additional investments in developing certain properties or working over wells or to buy the interests of other owners. We are continually monitoring these assets and will add to them or dispose of them when favorable opportunities arise or they are found to be under-performing.

Oil and Gas Reserves

The following table presents the Company’s net proved and proved developed reserves as of December 31, 2004, 2003 and 2002, respectively, and the net present values as of such dates (based on an annual discount rate of 10%) of the estimated future net revenues from the production and sale of those reserves. All of our oil and gas properties are located in the United States.

	As of the Year Ended December 31,
	2004	2003	2002
Total Proved Reserves:
Oil (Bbls)	1,734,985	1,462,770	1,568,404
Gas (Mcf)	5,559,030	2,988,550	1,406,188
Total Barrel of Oil Equivalent (Boe)	2,661,490	1,960,862	1,802,769

Present value of estimated future net revenues before income taxes, discounted at 10% (in thousands)	$33,458	$21,250	$17,283

Total Proved Developed Reserves:
Oil (Bbls)	1,603,964	1,462,770	1,559,029
Gas (Mcf)	4,094,890	2,676,060	1,397,800
Total Barrel of Oil Equivalent (Boe)	2,286,446	1,908,780	1,791,996

The Company’s estimates of proved reserves for the years ended December 31, 2004, 2003, and 2002, respectively, were taken from independent evaluations prepared in accordance with the requirements established by the SEC by H.J. Gruy and Associates, Inc. Additionally, WZI, Inc. prepared an independent evaluation with respect to the Company’s interest in the Round Mountain Unit only for the year ended December 31, 2004.  Furthermore, internal estimates of proved reserves were utilized for certain royalty interests representing less than 1% of Whittier’s total year end estimated proved reserves. No reserve estimates have been filed with any Federal authority or other agency since January 1, 2004.

Net Quantities of Oil and Gas Produced

The following table summarized sales volumes, sales prices and production cost information for our net oil and gas production for each of the three years ended December 31, 2004:

	As of the Year Ended December 31,
	2004	2003	2002
Net sales volumes
Oil (bbls)	178,303	166,510	129,613
Gas (mcf)	794,831	446,760	160,508
Average sales price
Oil (per Bbl)	$30.56	$24.36	$23.55
Gas (per Mcf)	$5.89	$4.72	$3.65
Average production costs (per Boe):
Production taxes	$3.96	$2.66	$2.34
Lease operating expense	9.53	8.79	10.44
Total average production costs	$13.49	$11.45	$12.78

Productive Wells and Acreage

Productive Wells and Developed Acreage

Whittier owns various working and royalty interests in productive oil and gas wells, as well as developed and undeveloped oil and gas acreage, all of which are located onshore in the United States.  Productive wells are wells currently producing commercial quantities of crude oil or natural gas, or wells capable of producing commercial quantities, which do not require significant additional capital investment to bring onto production. Developed acreage consists of lease acres spaced or assignable to production, including leases held by production, where wells have been drilled to allow the production of commercial quantities of oil or natural gas.

As of December 31, 2004, Whittier had interests in 122 gross productive wells and one unit (43 net wells), of which 45 were gross oil wells (27 net oil wells) and 77 were gross gas wells (16 net gas wells). There was only 1 productive multiple completion well.  Whittier operated 39 gross productive wells as of December 31, 2004. Production was from approximately 38,733 gross developed acres (8,087 net acres).

Undeveloped Acreage

As of December 31, 2004, we held interests in approximately 18,002 gross undeveloped acres (3,175 net undeveloped acres).

Drilling Activity

During the three years ended December 31, 2004, our net interests in exploratory and development wells drilled were as follows:

	2004		2003		2002
	Productive	Dry	Productive	Dry	Productive	Dry
Gross Wells
Exploratory	3	1	3	—	2	1
Development	6	—	3	—	3	—
Total	9	1	6	—	5	1

Net Wells
Exploratory	.42	.20	.22	—	.11	.10
Development	.76	—	.07	—	.21	—
Total	1.18	.20	.29	—	.32	.10

A well is considered productive when a determination is made during the drilling of the well that it is capable of producing commercial quantities of oil or natural gas and should therefore be completed. All of the Company’s wells are located in the United States.

Present Activities

As of March 30, 2005, we are in the process of completing the Scott & Hopper #4 well in Brooks County, Texas, and are participating in four deep gas wells (0.05 net wells) in the Greater Mayfield Area, which are in various stages of drilling, completing, or testing. The Rachal #1 well was brought into production in March 2005 and is currently being evaluated.

Item 3. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. None of our directors, officers or affiliates (i) are a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 4. Submission of Matters to a Vote of Security Holders

On July 20, 2004, Whittier held the 2004 Annual Meeting of Stockholders (the “Annual Meeting”) whereby our stockholders approved:  (i) the election of Charles O. Buckner, David A. Dahl, James A. Jeffs, Daryl Pollock, Bryce W. Rhodes, and Arlo Sorensen to the Company’s Board of Directors for a term of one year, and (ii) the adoption of Whittier Energy Corporation’s Long-Term Incentive Plan.

The number of shares voted and withheld with respect to each particular matter voted upon by Whittier’s shareholders was as follows:

1)             Approval of the election of Board of Directors:

For	Against	Withheld	Broker Non-Votes

7,775,397	None	9,411	None

2)             Approval of the Long-Term Incentive Plan:

For	Against	Withheld	Broker Non-Votes

7,316,662	2,471	465,675	None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information and Holders of Common Stock

Our common stock has been traded on OTC Bulletin Board under the symbol “WHIT.OB” since January 2, 2004. From December 6, 2001 to January 2, 2004 our common stock was reported on the OTC Bulletin Board under our prior name “Olympic Resources, Ltd.” under the symbol “OLYR”. The table below sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported on the OTC Bulletin Board at http://www.otcbb.com:

Year Ended December 31, 2004

Quarter	High Bid	Low Bid

First Quarter	$2.50	$1.00
Second Quarter	$2.30	$1.50
Third Quarter	$2.25	$1.50
Fourth Quarter	$2.00	$1.44

Year Ended December 31, 2003

Quarter	High Bid	Low Bid

First Quarter	$2.10	$1.20
Second Quarter	$2.80	$1.40
Third Quarter	$3.20	$1.50
Fourth Quarter	$2.50	$1.30

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.  Quotations prior to January 1, 2004, have been adjusted to reflect the one-for-ten reverse split of our outstanding common stock effective December 31, 2003.

Holders of Record

As of March 30, 2005, there were approximately 147 holders of record and approximately 1,100 non-registered shareholders of the Company’s common stock. Whittier had 11,523,402 shares outstanding as of December 31, 2004.

Dividend Policy

Whittier has not paid dividends on its common stock within the last two fiscal years. We currently intend to retain all earnings to fund our operations and do not intend to pay any cash dividends in the foreseeable future. In addition, the terms of our existing Credit Facility prohibit the payment of any dividends to the holders of our common stock without the bank’s consent.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2004, the following equity securities were authorized for issuance under the Company’s existing compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Securities	Number of Securities Remaining Available for Future Issuance

Equity Compensation Plans Approved by Security Holders	911,500	$1.79	786,500

Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	911,500		786,500

(1)                                  Reflects Amended Fixed Number Stock Option Plan approved by the Company’s stockholders in August 2002 and the Long Term Incentive Plan approved by the Company’s stockholders on July 20, 2004.

On December 16, 2003, our board of directors adopted the Whittier Energy Corporation Long-Term Incentive Plan for the purposes of attracting and retaining able persons and providing incentives and reward opportunities to employees, advisors, outside directors and consultants through the ownership and performance of our common stock.  The Long Term Incentive Plan was approved by our shareholders on July 20, 2004 and is administered by the Compensation Committee of our board of directors.

We have reserved 1,560,000 shares of common stock for issuance upon the exercise of options granted under the Long Term Incentive Plan. As of March 4, 2005, options for a total of 773,500 shares of common stock have been granted under the Long Term Incentive Plan, with a weighted average exercise price of $1.74 per share.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Whittier is a rapidly growing independent oil and gas exploration and production company primarily engaged in the acquisition, exploration and development of oil and gas properties in the continental United States.  Our assets consist of operated and non-operated working interests, royalty interests, partnership interests, and mineral acreage in various oil and gas properties, principally located in Texas, Louisiana, Oklahoma, and California, with minor property interests in Colorado, Utah, New Mexico, Wyoming, and Pennsylvania. The Company primarily invests in operated working interests in onshore properties in the Gulf Coast area.

Whittier intends to increase its reserves, production, revenues, net income and cash flows principally through the: (i) acquisition and development of producing properties, leasehold acreage, and drilling prospects with exploitation and exploration potential; (ii) accelerated development of our existing proved properties and identified exploration prospects; (iii) continued participation in attractive third-party generated development, exploitation and exploration projects; (iv) identification and pursuit of corporate merger and acquisition opportunities, and (v) disposition of marginally performing and other non-core business assets.

Highlights of Whittier’s 2004 activities are as follows:

•                       Average daily production increased 29% from 660 barrels of oil equivalent (“Boe”) per day in 2003 to 849 Boe per day in 2004. The Company’s 2004 acquisitions of the Cut Off field in May and July 2004, and the North Rincon, Tom Lyne and Scott & Hopper fields in June 2004, represented approximately 89% of the increase.  Average daily production for the quarter ended December 31, 2004 was approximately 982 Boe per day.

•                        Revenues increased 65% from $6.2 million in 2003 to $10.1 million in 2004, primarily due to a 29% increase in production and a 28% increase in higher realized oil and gas prices per unit of production. Whittier recognized net income of $1,147,000 in 2004 compared to a net loss of $222,000 in 2003, an increase of 617%. Cash flows from operations increased 103% from $2.2 million in 2003 to $4.4 million in 2004.

•                        Proved reserves increased 36% from 1.96 million Boe as of December 31, 2003 to 2.66 million Boe as of December 31, 2004, including acquisitions of 931,218 Boe and revisions/extensions of 127,854 Boe, offset by production of 310,774 Boe and property sales of 47,669 Boe.

•                        Investment in oil and gas properties increased 179% from approximately $4.3 million in 2003 to $12.1 million in 2004, including approximately $9.8 million in acquisition costs, $693,000 in exploration costs, and $1.6 million in development costs.

We have currently identified approximately $5.5 million in capital exploration and development projects on existing oil and gas properties for 2005, of which approximately $1.5 million has already been incurred as of March 30, 2005.  We intend to fund our 2005 capital expenditures using operating cash flows, sales of marketable securities, additional borrowings under our existing debt facility with Compass Bank (the “Credit Facility”), and/or through the issuance of additional equity or debt securities.

Liquidity and Capital Resources

During the year ended December 31, 2004, we generated approximately $4.4 million in net cash flows from operations and had a net working capital deficit of approximately $1.1 million. Not considering the current portion of our Credit Facility, which includes anticipated principal payments of $1.65 million through December 31, 2005, as well as the non-cash current portion of our hedge liabilities of $1.1 million, net of a current tax asset of $376,000, we had positive net working capital of approximately $1.25 million as of December 31, 2004.  As of March 2005, our average net daily production was approximately 1,030 Boe per day, including 540 barrels of oil per day (“Bopd”) and 2.9 million cubic feet of gas per day (“Mmcfd”), and we are generating net positive cash flow from our operations.

The Credit Facility provides for a total potential revolving credit line of $15 million, the availability of which is determined based on the value of our proved oil and gas reserves. During the year ended December 31, 2004, we borrowed a total of $4.23 million in principal from the Credit Facility to finance various producing property acquisitions and repaid $990,000 in principal during the year. The Credit Facility is collateralized by substantially all of Whittier’s assets and subjects us to various covenants, representations and warranties as established by the underlying credit agreement. Additionally, the Company issued a convertible subordinated note for $1.8 million (“Convertible Subordinated Note”) as part of the $7.5 million purchase price for three gas fields in South Texas in June 2004. The South Texas acquisition is discussed further below. The terms and conditions of the Credit Facility and the subordinated convertible note are more fully described in Note 6 to our financial statements included with this annual report.

As of December 31, 2004, we had $7.75 million in principal outstanding under the Credit Facility, of which $1.65 million was classified as a current liability payable on or before December 31, 2005. Whittier is required to repay principal at a rate of $150,000 per month which commenced November 1, 2004, and is subject to adjustment at Whittier’s next borrowing base review by the bank scheduled for April 2005. We expect to fund our future principal payments required on the Credit Facility using cash flows generated from operations. The Convertible Subordinated Note does not require any principal payments prior to June 2006 and will not have any significant impact on Whittier’s short-term liquidity.

Whittier’s future liquidity, in both the short and long-term, is principally dependent upon the volume of our oil and gas production, as well as the market price we receive on future sales of that production. Our proved reserves are approximately 86% proved developed, which we believe provides a core basis of future production and internal cash flow necessary to fund our day-to-day business activities.

We have hedged a portion of our production to manage our exposure to oil and gas price volatility, as well as to achieve more predictable cash flows from our oil and gas properties. We have also utilized hedges to support a higher borrowing base under the Credit Facility, allowing us access to additional debt financing for our producing oil and gas property acquisitions. Hedging limits us from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the underlying hedge agreement.

For 2005, Whittier has hedged total production of 90,000 barrels of oil (“Bbls”) with an effective ceiling/swap price of $31.87 per Bbl and 528,000 thousand cubic feet of gas (“Mcf”) with an effective ceiling/swap price of $6.72 per Mcf.  Certain oil hedge contracts with a ceiling price of $22.75 per barrel are due to expire as of April 30, 2005, reducing Whittier’s monthly hedged oil volumes by 2,750 Bbls of oil per month for the remainder of the year. As a result, we expect to realize the future available crude oil market price for an additional 2,750 Bbls of oil production per month for the period from May 2005 to December 2005. Whittier’s outstanding hedge positions as of December 31, 2004 are more fully described in Note 10 to our financial statements included with this annual report.

Whittier’s long-term growth depends on our ability to replace and extend our existing proved oil and gas reserve base, as well as to increase rates of production from new and existing properties to generate higher oil and gas revenues. We seek to accomplish steady and sustainable growth of our proved reserves and future production rates through the acquisition, exploration and development of additional oil and gas properties, as well as continued exploitation and development of existing properties. We expect to fund future growth using a combination of available working capital, third party debt financing, and the issuance of our equity and/or debt securities.

In June 2004, we closed a private placement, raising $2.3 million, net, through the issuance of 1.38 million shares of our common stock and an accompanying warrant to purchase 1.38 million shares of common stock at an exercise price of $2.50 per share. Whittier utilized the proceeds from the private placement to partially fund the June 2004 acquisition of the South Texas properties described below.

Furthermore, we are considering alternatives for disposing of our investments in certain marketable securities with a current fair market value as of March 30, 2005 of approximately $1.5 million. There is no assurance, however, that we will be able to realize the current market value upon the disposition of such securities.

2004 Oil and Gas Property Acquisitions

During 2004, Whittier’s principal use of available cash flow from operations, borrowings from the Credit Facility and Convertible Subordinated Note, and proceeds from its private placement of Whittier’s common stock and common stock warrants was to acquire producing oil and gas properties.

In February and March 2004, we acquired an additional 10% working interest in the Bonnie View Field for approximately $195,000, utilizing a portion of the proceeds from the February 2004 sale of our non-operating interest in the Cascade Unit for $525,000.

In May 2004, we acquired an approximate 73% operated working interest in the Cut Off Field in Lafourche Parish, Louisiana, for approximately $1.65 million. The property has four producing oil wells, one salt water disposal well, and two shut-in wells. We funded the acquisition utilizing a combination of working capital and $1.0 million in additional principal borrowed under our credit facility. We acquired an additional 14% working interest in the Cut Off Field in July 2004 for approximately $400,000, increasing our overall interest in the field to approximately 87%.

In June 2004, we acquired various operated working interests in three gas fields in South Texas for approximately $7.5 million. The properties consist of working interests in the Tom Lyne Field in Live Oak County, the Scott & Hopper Field in Brooks County, and the North Rincon Field in Starr County.  Our average working interest in the properties’ existing wells is 78% and we will have an average 61% working interest in any future undeveloped locations. The acreage acquired in the transaction was approximately 50% undeveloped.

We financed the South Texas property acquisition using a combination of operating cash flow, equity financing, bank financing, and the issuance of the Convertible Subordinated Note. The consideration paid for the properties consisted of i) the payment of approximately $5.7 million in cash; ii) the issuance of the Convertible Subordinated Note, a six-year, $1.8 million subordinated note bearing an interest rate of 7%, convertible into our common stock at a conversion price of $2.00 per share; iii) a commitment to drill four wells over a 24-month period and pay certain drilling costs which pertain to the seller’s retained working interest in those wells; iv) certain future price sharing arrangements through June 30, 2008 in the event actual prices per Mcf we receive exceed agreed upon levels; and v) the issuance of a warrant to purchase 300,000 shares of our common stock at an exercise price of $2.50 per share.

The $5.7 million cash portion of the purchase price was funded through $3.05 million in additional borrowings under our credit facility, cash proceeds from the sale of equity in our June 2004 private offering, and available working capital including our net revenues from the acquired properties from the March 1, 2004, effective date of the transaction. The terms of the South Texas property acquisition are more fully described in Note 14 to our financial statements included in this annual report.

In October 2004, we borrowed an additional $180,000 from the Credit Facility, which was utilized to acquire an additional 11% working interest in the Rayne Field for approximately $174,000 increasing our total working interest to approximately 33%.

Capital Commitments and Contingencies

In connection with our June 2004 acquisition of three gas fields in South Texas, we agreed to drill four wells over a two-year period and pay certain drilling costs on behalf of the seller’s retained working interests in those wells.  Under the terms of the drilling commitment, we agreed to drill two wells each in the Scott & Hopper Field and the North Rincon Field, or reassign a portion of the undeveloped acreage each field to the seller of the properties. The drilling commitment requires Whittier to begin drilling the two Scott & Hopper wells on or before March 18, 2005 and December 18, 2005, respectively, and the two North Rincon wells on or before June 18, 2005 and June 18, 2006, respectively, in order for us to retain the undeveloped acreage rights in each field.  The first commitment well in each field earns 50% of the undeveloped acreage rights for that particular property, while the second commitment well earns the remaining 50%. We have also agreed to pay the seller’s portion of the drilling costs for the four wells to the “casing election point” (i.e. the decision point on whether to complete the well or abandon it as a dry hole). The estimated capital costs to drill these wells, net to our interest and including the sellers’ carried interests, is approximately $3.1 million, which we expect to fund using future cash flows from operations. In the event we do not drill the required wells, our interests in existing wells on the properties will be unaffected, along with our undeveloped acreage in the Tom Lyne Field which is not subject to the drilling commitment.

Whittier successfully drilled the first Scott & Hopper #4 commitment well during February 2005 and has staked the drilling location and is attempting to contract a drilling rig for the initial commitment well in the North Rincon Field. The Company identified additional behind pipe reserves apart from the original targeted proved undeveloped sand in the Scott & Hopper #4, and is in the process of evaluating the well prior to completing and bringing it into production. The Company has an approximate 56% working interest (42% revenue interest) in the well.

Whittier successfully drilled and cased the Rachal #1 well in December 2004, identifying approximately 15 feet of pay. We completed and stimulated the well in early March 2005, and began production in mid-March 2005. The well was producing at a choked back rate of 400 Mcfd (90 Mcfd, net) as of March 30, 2005. If the well proves to be commercially successful, the Company has identified two additional potential drilling locations on the lease. Whittier has a 30% working interest (22.5% revenue interest) in the well, which should be reflected in the Company’s production and revenues in the second quarter of 2005.

Results of Operations

For the Year Ended December 31, 2004 compared with the Year Ended December 31, 2003

We generated net income of approximately $1,147,000, or $0.11 per share, for the year ended December 31, 2004, compared to a net loss of $222,000, or $0.02 per share, for the comparable period ended December 31, 2003. The $1.4 million favorable variance was primarily attributable to higher oil and gas production and revenues and $599,000 in lease bonus income realized in the fourth quarter of 2004. The significant components of Whittier’s results of operations for the years ended December 31, 2004 and 2003 are as follows:

Oil and Gas Revenues. Oil and gas revenues increased 65% from approximately $6.2 million, or $25.54 per Boe, in 2003 to $10.1 million, or $32.60 per Boe, in 2004, based upon a 29% increase in annual production and 28% increase in realized commodity prices per Boe after hedge settlements. Whittier recognized pre-tax losses in oil and gas revenues of $1,519,775 and $703,252 during 2004 and 2003, respectively, due to realized settlements of its price hedge contracts during the respective periods. Whittier produced 310,774 Boe during 2004, consisting of 178,303 Bbls of oil and 794,831 Mcf of gas, compared to 2003 annual production of 240,970 Boe, consisting of 166,510 Bbls of oil and 446,760 Mcf of gas. The increase in production was principally due to our 2004 oil and gas property acquisitions, including the May and July 2004 acquisition of the Cut Off Field and the June 2004 acquisition of three gas fields in South Texas.

Other Operating Income. During 2004, Whittier recognized lease bonus income of $599,000 and a gain of $241,000 from the sale of our investment in the Cascade Unit for $525,000. In comparison, Whittier recognized a gain of $24,000 during 2003 from the sale of two non-operated oil and gas property interests for $116,000.

Costs and Expenses. Total operating costs and expenses increased by 69% from $5.6 million in 2003 to $9.5 million in 2004, principally due to Whittier’s increased acquisition, development, and exploration activity from the prior year, as well as a complete year of corporate overhead costs for 2004 operating as a publicly traded entity. The breakdown of variances for the components of operating costs and expenses is as follows:

•                  Lease operating expenses increased 40% from $2.1 million, or $8.79 per Boe, in 2003 to $3.0 million, or $9.53 per Boe, in 2004, reflecting Whittier’s 100% increase from four to eight operated properties and 78% increase in investment in gross oil and gas assets between the two periods;

•                  Production taxes increased 92%, from $642,000, or $2.66 per Boe, in 2003 to $1.2 million, or $3.96 per Boe, in 2004. The 49% increase in production taxes per Boe from 2003 was attributable to higher taxes incurred on Louisiana production, which is based on a percentage of revenue versus actual production volumes, and a larger ratio of natural gas production compared to overall production from the prior year;

•                  Depreciation, depletion and amortization (“DD&A”) increased by 81%, from $1.4 million, or $5.68 per Boe, in 2003 to $2.5 million, or $7.95 per Boe, in 2004. The 40% increase in DD&A per Boe is related to greater total production during the current period as a result of acquisitions completed in late 2003 and in 2004, as well as a higher DD&A rate per Boe for our California and South Texas gas properties;

•                  Exploration expense for 2004 totaled $891,000, including $659,000 in dry hole costs and $232,000 in geological and geophysical costs, principally to evaluate Whittier’s unproved acreage in South Texas. Dry hole costs primarily consisted of $463,000 for our non-operated interest in the Anvil Bar #75-26 well drilled in the San Antonio prospect in Monterey County, California and $129,000 for our unsuccessful attempt to sidetrack the Cavenham Forest 5-1 well in the Beaver Dam Creek Field; and

•                  General and administrative expense increased from $1.3 million in 2003 to $1.9 million in 2004, reflecting our enhanced operational activity from the prior year, including establishing our corporate headquarters in Houston, Texas, operating for a full year as a public company, and increasing the Company’s staff from one to six full-time employees.

Impairment of Marketable Securities. During the first quarter of 2004, Whittier recognized a non-cash impairment of $645,000 on its investment in Chaparral Resources, Inc., reclassing the recurring unrealized loss in the investment as “other than temporary.” Subsequent to the impairment, our investment in Chaparral has substantially appreciated and had a fair market value as of March 30, 2005 in excess of our original cost basis in the stock. In accordance with GAAP accounting, however, our unrealized gain in the stock is recorded as a component of other comprehensive income. We are currently evaluating our options to dispose of our investment in Chaparral and utilize the proceeds for the acquisition, exploration and development of oil and gas properties.

Impairment of Partnership Investments. During 2003, the Company recognized a $733,000 loss on the total impairment of our investment in the Odin Spirit and the Odin Neptune drilling rig partnerships. The general partner of the Odin Neptune partnership disposed of its principal asset, a semi-submersible rig, for nominal value in July 2003, and the partnership was fully liquidated. The Odin Spirit partnership’s principal assets, two jack-up drilling rigs, were disposed of to satisfy its third party creditor, which had foreclosed on the rigs in May 2003. Consequently, we fully impaired both investments as of the quarter ended June 30, 2003.

Deferred Tax Benefit. During 2004, Whittier recognized a $257,000 deferred tax benefit, principally due to additional percentage depletion in excess of basis recognized in the current year and the reduction of the valuation allowance of certain net operating loss tax carryforwards acquired as part of the September 2003 merger of Whittier and Olympic Resources Ltd.

Off-Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Item 7. Financial Statements

The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the “Index to Financial Statements”.

Index to Consolidated Financial Statements

Independent Auditor’s Reports

Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003

Consolidated Statements of Operations for the years ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements

Supplemental Information – Disclosures About Oil and Gas Producing Activities – Unaudited

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

The term “disclosure controls and procedures” (defined in Rule 13a-15(e)) refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods.  Whittier’s Chief Executive Officer and Chief Financial Officer, who also serves as the principal accounting officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004, and they concluded that, as of such date, Whittier’s controls and procedures were effective. There were no changes in the Company's internal control over financial reporting occuring during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In designing and evaluating Whittier’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events and the application of judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their goals under all potential future conditions.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, and Control Persons of the Registrant

As of March 30, 2005, the following table and discussion sets forth the names and ages of the directors and executive officers of Whittier, the principal offices and positions with Whittier held by each person and the date such person became a director or executive officer.  The executive officers are elected annually by the board of directors.  Executive officers serve terms of one year or until their death, resignation or removal by the board of directors.  The present term of office of each director will expire at the next annual meeting of stockholders.  Each executive officer will hold office until his successor duly is elected and qualified, until his resignation or until he is removed in the manner provided by our bylaws.

Name	Age	Position

James A. Jeffs	52	Chairman of the Board

Bryce W. Rhodes	51	Director, President & Chief Executive Officer

David A. Dahl	43	Director

Charles O. (“Chuck”) Buckner	60	Director

Arlo G. Sorensen	65	Director

Daryl Pollock	53	Director

Daniel Silverman	42	Chief Operating Officer

Michael B. Young	37	Chief Financial Officer

Dallas Parker	57	Corporate Secretary

JAMES A. JEFFS has been Chairman of the Board of Whittier since September 2003 and served as a director of Whittier Energy Company since 1997. Mr. Jeffs has served as Managing Director and Chief Investment Officer for The Whittier Trust Company, a company providing financial and fiduciary services to high net worth individuals, since 1994. Mr. Jeffs also served as the Co-Chairman of the Board of Chaparral Resources, Inc., an oil and gas exploration and production company, from May 1999 until May 2002, and as Chairman and Chief Executive Officer from May 2002 until October 2002. From 1993 to 1994, Mr. Jeffs was a Senior Vice President of Union Bank of California. Mr. Jeffs was the Chief Investment Officer of Northern Trust of California, N.A., a trust and investment management company, from 1992 to 1993. Mr. Jeffs was Chief Investment Officer and Senior Vice President of Trust Services of America, a trust and investment management company, from 1988 to 1992 and served as President and Chief Executive Officer of TSA Capital Management, an institutional investment management company, during that period.

BRYCE W. RHODES has served on Whittier’s Board of Directors and as President and Chief Executive Officer since September 2003. Mr. Rhodes was a Vice President of Whittier Energy Company since its incorporation in 1991 through September 2003. In that capacity, he managed all aspects of its acquisitions and exploration investments and its day to day activities. Since April 1999, he has served on the Board of Directors of PYR Energy Corporation, a public oil and gas exploration company. Mr. Rhodes also served as an investment analyst for the M.H. Whittier Corporation, an independent oil company, from 1985 until 1991.

DAVID A. DAHL has been a director of Whittier since September 2003. Mr. Dahl served Whittier Energy Company as a director since 1997, as President from 1997 until September 2003, and as Secretary from August 1997 until May 1998. Since 1996, Mr. Dahl has served as the President of Whittier Ventures LLC, a private investment entity. Since 1993, Mr. Dahl has been a Vice President of The Whittier Trust Company, a company providing financial and fiduciary services to high net worth individuals. From 1990 to 1993, Mr. Dahl was a Vice President of Merus Capital management, an investment firm.

CHARLES O. BUCKNER has served as a director of Whittier since September 2003. Mr. Buckner retired from Ernst & Young LLP, a public accounting firm, in 2002 after serving 35 years in a variety of direct client service and administrative roles while based in Houston, Texas, Cleveland, Ohio and Moscow, Russia. Mr. Buckner’s client service roles were largely accounting and audit related, serving as the coordinating partner to a variety of clients, primarily in the energy business as producers, refiners, pipelines, and service companies. Mr. Buckner’s administrative duties included co-chairmanship of Ernst & Young’s global energy group and chairmanship of the US, Houston, and Russian energy, chemical and utility practices. Mr. Buckner has also served as a director of Horizon Offshore, Inc., a provider of marine construction services to the oil and gas industry, since December 2003 and is presently active with personal investment projects and charitable activities.

ARLO G. SORENSEN has been a director of Whittier since September 2003. Mr. Sorensen has served the Whittier family in many capacities over his career, as the Chief Executive Officer of the Whittier family office, as a trustee and consultant on various family initiatives and as an officer and director of several private foundations. Mr. Sorensen has been the Chairman of The Whittier Trust Company since its founding in 1989. Mr. Sorensen was the President of the M.H. Whittier Corporation, an independent oil company, from 1984 until 1996. Mr. Sorensen was also a Vice President and Chief Financial Officer of Belridge Oil Company, an independent oil company, from 1968 to 1979, when it was sold to Shell Oil. Mr. Sorensen serves on the Board of Directors of St. Martin’s Land Company and several private start-up entities. He has served as a member on the President’s National Petroleum Council, Director of the Western States Petroleum Association, and as a President and Director of the Independent Oil Producers Agency.

DARYL POLLOCK has served as a director of Whittier since 1993 and as the President and Chief Executive Officer of Olympic Resources Ltd. from 1993 until September 2003. Mr. Pollock also serves as President of S&P Capital Corp. and PB Energy Partners Ltd., both private companies. He has been the sole owner of DWP Consultants, a private management consulting company, since 1986.

DANIEL SILVERMAN has served as Whittier’s Chief Operating Officer since September 2003 and was a consultant to Whittier Energy Company and a Vice President of Whittier Operating, Inc. since April 2002. Mr. Silverman served as a consultant for Regent Energy Corporation from September 2000 until April 2002 and as an Executive Vice President of Business Development and Chief Operating Officer of Petrominerals Corporation, a publicly traded oil company, from September 1999 until September 2000. From 1995 until March 1999, Mr. Silverman was the Managing Director of Acquisitions and Divestitures and a member of the Board of Directors of Torch Energy Advisors, an oil and gas acquisition and consulting company. From 1992 to 1995, Mr. Silverman was Manager of Acquisitions and Divestitures at Apache Corporation, an international oil and gas company.

MICHAEL B. YOUNG has served as Whittier’s Chief Financial Officer and Principal Accounting Officer since September 2003. Mr. Young was engaged as a financial consultant to various private clients, including Whittier Energy Company, from January 2003 through September 2003. Mr. Young was the Vice President and Chief Financial Officer of Chaparral Resources, Inc. from May 2002 until November 2002. Mr. Young also served as the Treasurer, Controller and Principal Financial and Accounting Officer of Chaparral from February 1998 until May 2002. From June 1991 until January 1998, Mr. Young worked in various capacities in the oil and gas tax practice of Arthur Andersen LLP, leaving the firm as a Tax Manager.

DALLAS PARKER was appointed Corporate Secretary of Whittier in September 2003. Mr. Parker is a partner at the law firm of Thompson & Knight LLP in the corporate practice area, a position he has held for more than the past five years. He is a member and past Chairman of the Advisory Board of Directors of the Houston Technology Center, a technology accelerator. Mr. Parker is a Member of the American, Texas, and Houston Bar Associations.

Audit Committee

The Company’s Audit Committee has the responsibility of selecting our independent auditors, pre-approving all audit and non-audit services, reviewing with management and the independent auditors the Company’s financial statements, significant accounting and financial policies and practices, audit scope and adequacy of internal audit and control systems. The Audit Committee is presently comprised of Messrs. Buckner, Sorensen, and Dahl, all of whom are are able to read and understand fundamental financial statements. Mr. Buckner, a former audit partner at Ernst & Young LLP, is Chairman of the committee.  The Company’s board of directors has determined that Mr. Buckner is a financial expert and is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Board of Director Nomination Procedures for Company Stockholders

The Company’s independent directors will consider proposals for nominees for director from stockholders that are made in writing to Mr. Michael B. Young, Assistant Corporate Secretary, Whittier Energy Corporation, 333 Clay Street, Suite 1100, Houston, Texas 77002. In order to nominate a director at the Company’s next annual meeting of stockholders, the Company’s Bylaws require that a stockholder follow the procedures set forth in Section 2.2 of the Company’s By-Laws, incorporated by reference herein as Exhibit Number 3.2 of the Company’s Form 8-K dated January 2, 2004.

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

The stockholder notice must set forth the following:

•                  As to each person the stockholder proposes to nominate for election as a director, all information relating to such person that would be required to be disclosed in solicitations of proxies for the election of such nominees as directors pursuant to Regulation 14A under the Exchange Act and such person’s written consent to serve as a director if elected, and

•                  As to the nominating stockholder and the beneficial owner, if any, on whose behalf the nomination is made, such stockholder’s and beneficial owner’s, name and address as they appear on the Company’s books, the class and number of shares of the Company’s common stock which are owned beneficially and of record by such stockholder and such beneficial owner, and an affirmative statement of whether either such stockholder or such beneficial owner intends to deliver a proxy statement and form of proxy to a sufficient number of stockholders to elect such nominee or nominees.

In addition to complying with the foregoing procedures, any stockholder nominating a director must also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and persons who beneficially own more than 10 percent of a registered class of the Company’s equity securities to file initial reports of ownership and changes in ownership with the SEC. Such officers, directors and stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To our knowledge, based solely on a review of the copies of the reports furnished to the Company, all Section 16(a) filing requirements applicable to our directors, officers and more than 10 percent beneficial owners were complied with during the year ended December 31, 2004.

Code of Ethics

 In April 2004, the Board of Directors adopted the Code of Business Conduct (Code of Conduct) for our directors, officers and employees that satisfies the requirements of a code of ethics under Item 406 of Regulation S-B.

You can access the Company’s Code of Conduct on the Investor Relations page of the Company’s website at www.whittierenergy.com. Any stockholder who so requests may obtain a printed copy of the Code of Conduct without charge by submitting a request to the Company’s Corporate Secretary. Changes in and waivers to the Code of Conduct for the Company’s directors, chief executive officer and chief financial officer and controller will be posted on the Company’s website within five business days and maintained for at least 12 months.

Item 10. Executive Compensation

The following table sets forth the compensation information earned during 2004, 2003 and 2002 by the Chief Executive Officer and by the two other most highly compensated executive officers of Whittier whose annual salary and bonus exceeded $100,000 (the “named executives”), in all capacities in which they served during that period.

	Annual Compensation					Long-Term Compensation
						Awards			Payouts
Name and Principal Position	Year		Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock\ Award(s) ($)	Securities Underlying Options/ SARs (#)		LTIP Payouts ($)	All Other Compen- sation ($)

Bryce W. Rhodes	2004		$175,000	$64,000	None	None	229,000	(1)	None	None
President and Chief Executive	2003	(4)	$115,966	$20,000	None	None	None		None	None
Officer
(9/03 to Present)

Daryl Pollock	2003	(5)	$78,966	$17,000	None	None	15,000		None	$212,445
President and Chief Executive	2002		$63,687	$15,995	None	None	50,000	(6)	None	None
Officer
(1993 - 9/03)

Daniel Silverman	2004		$155,000	$64,000	None	None	187,000	(2)	None	None
Chief Operating Officer	2003	(7)	$151,667	$20,000	None	None	None		None	None
(9/03 to Present)

Michael B. Young	2004		$150,000	$64,000	None	None	156,000	(3)	None	None
Chief Financial Officer,	2003	(8)	$102,065	$20,000	None	None	None		None	None
Treasurer, Controller and
Assistant Secretary
(9/03 to Present)

(1)                                  Includes stock options granted to Mr. Rhodes on January 8, 2004 to acquire 229,000 shares of Whittier’s common stock at an exercise of $1.75 per share, which expire in January 2009 and vest ratably over a three-year period.

(2)                                  Includes stock options granted to Mr. Silverman on January 8, 2004 to acquire 187,000 shares of Whittier’s common stock at an exercise of $1.75 per share, which expire in January 2009 and vest ratably over a three-year period.

(3)                                  Includes stock options granted to Mr. Young on January 8, 2004 to acquire 156,000 shares of Whittier’s common stock at an exercise of $1.75 per share, which expire in January 2009 and vest ratably over a three-year period.

(4)                                  Includes compensation paid by WEC to Mr. Rhodes as Vice President of WEC for the period January 1, 2003 through August 31, 2003 and as President and Chief Executive Officer of Whittier for the period September 1, 2003 through December 31, 2003.

(5)                                  Includes compensation paid by Whittier to Mr. Pollock in his capacity as President and Chief Executive Officer of Whittier prior to the September 2003 merger of Olympic and WEC, as well as compensation paid to Mr. Pollock under a consulting agreement entered into between Whittier and Mr. Pollock as a condition to the merger of Olympic’s wholly owned subsidiary, WEC Acquisition, Inc., a newly formed Wyoming corporation, into WEC, a Nevada corporation, on September 10, 2003, which triggered a change in control of Olympic. The consulting agreement provided for Mr. Pollock to receive $10,217 Canadian dollars per month in consulting fees for the six months prior to April 10, 2004, as well as the grant of a fully vested warrant to purchase 45,000 shares of Whittier’s common stock at an exercise price of $2.00 per share, which exercised automatically pursuant to its terms on September 10, 2004, resulting in the issuance of 45,000 shares of common stock to Mr. Pollock. The consulting agreement also provides for Mr. Pollock to receive severance payments of $5,108 Canadian dollars per month through March 2006, as well as $90,000 U.S. Dollars in accrued compensation, which was used to pay the aggregate exercise price of Mr. Pollock’s warrant on September 10, 2004. The estimated value of the severance portion of Mr. Pollock’s consulting agreement was recorded as “Other Compensation” during 2003, including the estimated fair value of the warrant on the date of grant of $32,445. Securities underlying options includes stock options granted to Mr. Pollock on February 7, 2003 to acquire 15,000 shares of Whittier’s common stock at an exercise of $2.00 per share, which expire in September 2005.

(6)                                  Includes 50,000 stock options granted to Mr. Pollock during 2002, including options to acquire 10,000 shares of Whittier’s common stock granted on April 9, 2002 with an exercise price of $1.93 per share and a total of 40,000 options granted to Mr. Pollock during fiscal years 2001 and 2002, which were amended on April 9, 2002, to reflect an exercise price of $1.93 per share. Of the total options granted and repriced on April 9, 2002, 20,000 expired on March 12, 2004 and 30,000 expire in September 2005.

(7)                                  Includes compensation paid by WEC to Mr. Silverman as an independent consultant to WEC for the period January 1,, 2003 through August 31, 2003 and as Chief Operating Officer of Whittier for the period September 1, 2003 through December 31, 2003.

(8)                                  Includes compensation paid by WEC to a Texas limited liability company wholly owned by Mr. Young for consulting services provided to WEC during the period from May 2003 through August 31, 2003, and as Chief Financial Officer of Whittier for the period September 1, 2003 through December 31, 2003.

Stock Options Granted in 2004

During January 2004, the named executive officers below were granted an aggregate of 572,000 options to purchase shares of our common stock at an exercise price of $1.75 per share under the Whittier Long Term Incentive Plan as follows:

Name	Number of Securities Underlying Options Granted (1)	Percent of Total Options Granted to Employees in 2004	Exercise Price ($ /Share)	Expiration Date

Bryce W. Rhodes	229,000	29.6%	$1.75	January 8, 2009

Daniel Silverman	187,000	24.2%	$1.75	January 8, 2009

Michael B. Young	156,000	20.2%	$1.75	January 8, 2009

(1)           The Company’s stockholders approved the Long Term Incentive Plan on July 20, 2004. The options vest in three equal installments beginning on January 8, 2005.

Fiscal Year-End Option Values and Stock Option Exercises

The following tables contain information concerning the number and value of exercisable and unexercisable options as of December 31, 2004, as well as stock options exercised by the named executive officers during 2004.

			Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-The-Money Options at December 31, 2004
Name	Shares Acquired on Exercise (#)	Value Realized	Exercisable	Unexercisable	Name	Shares Acquired on Exercise (#)

Bryce W. Rhodes	None	None	None	229,000	None	N/A

Daniel Silverman	None	None	None	187,000	None	N/A

Michael B. Young	None	None	None	156,000	None	N/A

The Company did not grant any long-term incentive plan awards in 2004.

Compensation of Directors

Whittier has no standard arrangement to provide cash compensation to its employee and non-employee directors for their service on the board or its committees and did not provide any cash compensation to its non-employee directors during 2004. Both employee and non-employee directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board or its committees and for other reasonable expenses related to the performance of their duties as directors.  In addition, each non-employee director is eligible to receive stock option grants under Whittier’s Amended Stock Option Plan and Long-term Incentive Plan, subject to recommendation by Whittier’s compensation committee and approval by Whittier’s independent directors.

During fiscal year 2004, Whittier granted to non-employee directors a total of 157,000 options to acquire our common stock at an average exercise price of $1.76 per share, including 30,000 options granted each to Messrs. Jeffs, Dahl, and Sorensen, 52,000 options granted to Mr. Buckner, and 15,000 options granted to Mr. Pollock.

Employment Agreements

As a condition to the merger of our subsidiary, WEC Acquisition, Inc., into WEC, Mr. Pollock’s employment agreement was terminated and he resigned as our President and CEO.  Concurrent with the merger, he entered into a new consulting agreement with Whittier and remains on our board of directors. The terms of the new consulting agreement provided for Mr. Pollock to receive $10,217 Canadian dollars per month through March 2004 and a warrant to purchase 45,000 shares of Whittier’s common stock at an exercise price of $2.00 per share. The warrant exercised automatically pursuant to its terms, and 45,000 shares of common stock were issued to Mr. Pollock on September 10, 2004. The consulting agreement also provided for Mr. Pollock to receive $5,108 Canadian dollars per month until March 2006, as well as $90,000 in accrued compensation, which was applied toward the aggregate exercise price of the warrant on September 10, 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Under Section 13(d) of the Exchange Act, a beneficial owner of a security is any person who directly or indirectly has or shares voting or investment power over such security. The following are the shareholdings of Whittier’s directors and any stockholders who are known by Whittier to own beneficially more than 5% of any class of its voting shares of as of March 30, 2005:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Charles Oliver Buckner 333 Clay Street, Suite 1100 Houston, Texas 77002	82,000	(1)	0.7%

David A. Dahl 1600 Huntington Drive South Pasadena, California 91030	30,000	(2)	0.3%

James A. Jeffs 1600 Huntington Drive South Pasadena, California 91030	30,000	(3)	0.3%

Daryl Pollock 999 West Hastings Street, Suite 525 Vancouver, B.C. Canada V6C2W2	237,400	(4)	2.1%

Bryce W. Rhodes 333 Clay Street, Suite 1100 Houston, Texas 77002	609,106	(5)	5.1%

Daniel Silverman 333 Clay Street, Suite 1100 Houston, Texas 77002	217,000	(6)	1.9%

Arlo G. Sorensen 1600 Huntington Drive South Pasadena, California 91030	3,791,466	(7)	32.9%

Michael B. Young 333 Clay Street, Suite 1100 Houston, Texas 77002	186,000	(8)	1.6%

Arthur Richards Rule 7770 El Camino Real Carlsbad, California 92009	854,626	(9)	7.2%

Whittier Holdings, Inc. 100 W. Liberty Street, Suite 890 Reno, Nevada 89501-1952	3,459,802	(10)	30.1%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Whittier Trust Company 1600 Huntington Drive South Pasadena, California 91030	2,563,385	(11)	22.3%

The Whittier Trust Company of Nevada, Inc. 100 W. Liberty Street, Suite 890 Reno, Nevada 89501-1952	896,418	(12)	7.8%

Whittier Ventures LLC 1600 Huntington Drive South Pasadena, California 91030	3,761,466	(13)	31.8%

Laura-Lee W. Woods 1600 Huntington Drive South Pasadena, California 91030	841,253	(14)	7.3%

Robert J. Woods, Jr. 1600 Huntington Drive South Pasadena, California 91030	841,253	(15)	7.3%

Frederick W. Zimmerman 1600 Smith Street, Suite 3800 Houston, Texas 77002	1,193,665	(16)	9.42%

All Officers and Directors as a Group (9 persons)	5,182,506		40.9%

(1)                                  Represents (i) an option to purchase 52,000 shares of common stock granted to Mr. Buckner on January 8, 2004; and (ii) 15,000 shares of common stock and a three-year warrant to purchase up to 15,000 shares of common stock at an exercise price of $2.50 per share, purchased by Mr. Buckner on June 16, 2004.  The option will vest in three equal installments beginning on January 8, 2005.

(2)                                  Represents an option to purchase 30,000 shares of common stock granted to Mr. Dahl on January 8, 2004.  The option will vest in three equal installments beginning on January 8, 2005.

(3)                                  Represents an option to purchase 30,000 shares of common stock granted to Mr. Jeffs on January 8, 2004.  The option will vest in three equal installments beginning on January 8, 2005.

(4)                                  As disclosed in a filing on Schedule 13G filed with the SEC on December 27, 2001, and in a Form 4 filed with the SEC on September 11, 2003, and adjusted to reflect the one-for-ten reverse split of our outstanding common stock effective December 31, 2003. Represents (i) 222,400 shares of common stock; and (ii) an option to purchase 15,000 shares of common stock, which vests in three equal installments beginning on July 20, 2005.

(5)                                  Represents (i) 245,106 shares of common stock owned by the Bryce W. Rhodes 1975 Trust, of which Mr. Rhodes is a trustee and the beneficiary, including 60,000 shares of common stock purchased on June 16, 2004; (ii) a three-year warrant to purchase up to 60,000 shares of common stock at $2.50 per share, purchased by the Bryce W. Rhodes 1975 Trust on June 16, 2004; and (iii) an option to purchase 229,000 shares of common stock, granted to Mr. Rhodes on January 8, 2004.  The option vests in three equal installments beginning on January 8, 2005.

(6)                                  Represents (i) 15,000 shares of common stock and a three-year warrant to purchase up to 15,000 shares of common stock purchased by Mr. Silverman on June 16, 2004; and (ii) an option to purchase 187,000 shares of common stock granted to Mr. Silverman on January 8, 2004, which vests in three equal installments beginning on January 8, 2005.

(7)                                  As disclosed in a joint filing on Schedule 13D filed with the SEC on September 22, 2003, and adjusted to reflect the one-for-ten reverse split of our outstanding common stock effective December 31, 2003. Represents shares owned by Whittier Ventures, LLC described in footnote 13 below, which Mr. Sorensen is deemed to share voting and dispositive power of such shares as co-trustee of seventeen trusts that are the sole members of Whittier Ventures, LLC. Also represents an option to purchase 30,000 shares of common stock granted to Mr. Sorensen on January 8, 2004, which will vest in three equal installments on January 8, 2005.

(8)                                  Represents (i) 15,000 shares of common stock and a three-year warrant to purchase up to 15,000 shares of common stock purchased by Mr. Young on June 16, 2004; and (ii) an option to purchase 156,000 shares of common stock granted to Mr. Young on January 8, 2004, which vests in three equal installments beginning on January 8, 2005.

(9)                                  As disclosed in a joint filing on Schedule 13G filed with the SEC on August 9, 2004, represents (i) 397,500 shares of common stock and a three-year warrant to purchase up to 397,500 shares of common stock at $2.50 per share purchased by Exploration Capital Partners Limited Partnership on June 16, 2004; and (ii) 29,813 shares of common stock and a three-year warrant to purchase up to 29,813 shares of common stock at $2.50 per share issued to Global Resource Investments Ltd. as a brokerage fee in a private placement of Whittier’s securities.  Mr. Rule beneficially owns the shares by virtue of his beneficial voting and dispositive control of Exploration Capital Partners Limited Partnership and Global Resource Investments Ltd., respectively

(10)                            As disclosed in a joint filing on Schedule 13D filed with the SEC on September 22, 2003, and adjusted to reflect the one-for-ten reverse split of our outstanding common stock effective December 31, 2003. Represents shares beneficially owned by The Whittier Trust Company of Nevada, Inc., and Whittier Trust Company described in footnotes 11 and 12 below.  As the sole stockholder of each of The Whittier Trust Company of Nevada Inc., and Whittier Trust Company, Whittier Holdings, Inc. may be deemed to share voting and dispositive power with respect to the shares of common stock owned by each of The Whittier Trust Company of Nevada, Inc. and Whittier Trust.

(11)                            As disclosed in a joint filing on Schedule 13D filed with the SEC on September 22, 2003, and adjusted to reflect the one-for-ten reverse split of our outstanding common stock effective December 31, 2003. Represents shares of common stock owned by various trusts of which Whittier Trust Company is the sole trustee or a co-trustee.

(12)                            As disclosed in a joint filing on Schedule 13D filed with the SEC on September 22, 2003, and adjusted to reflect the one-for-ten reverse split of our outstanding common stock effective December 31, 2003. Represents shares of common stock owned by various trusts of which The Whittier Trust Company of Nevada, Inc. is the sole trustee or a co-trustee.

(13)                            As disclosed in an amendment to Schedule 13D filed with the SEC on August 23, 2004, including 352,500 shares of common stock and a three-year warrant to purchase up to 352,500 shares of common stock purchased by Whittier Ventures on June 16, 2004.

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

(16)                            Represents 893,665 shares of common stock underlying a $1,787,330 subordinated convertible promissory note beneficially owned by Mr. Zimmerman and convertible into Whittier common stock at a conversion price of $2.00 per share.  Also represents 300,000 shares underlying a three-year warrant to purchase Whittier common stock at an exercise price of $2.50 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 5. Market for Common Equity and Related Stockholder Matters.”

Item 12. Certain Relationships and Related Transactions

Whittier paid CK Cooper & Company, Inc., an investment banking firm, approximately $140,000 in fees relating to advisory services provided in connection with the September 2003 merger of Olympic and Whittier Energy Company. Although CK Cooper & Company was not deemed to be an affiliate of Olympic at that time, Mr. Montano is an officer and shareholder of CK Cooper and was a member of the Company’s board of directors prior to the merger. The board received the written opinion of Howard, Frazier, Barker & Elliott, a nationally recognized valuation advisory and investment banking firm, stating that the merger consideration received by the Olympic shareholders was fair, from a financial point of view, to those shareholders, and unanimously approved the merger transaction. Mr. Montano resigned from the board of directors of Olympic (now Whittier) as a condition to the merger and, as of the date of this annual report, neither he nor CK Cooper are presently employed or otherwise engaged by, and are not affiliates of, Whittier.

Whittier’s Chief Operating Officer, Daniel Silverman, received a 4.63% net profits interest (“NPI”) in Whittier’s investment in the Beaver Dam Creek Field upon completion of WEC’s acquisition of that property in 2002. The NPI entitled Mr. Silverman to 4.63% of our net operational cash flow from the field (i.e., revenues less operating costs and capital investment) after deducting related principal and interest payments under Whittier’s credit facility with Compass Bank. In March 2004, Whittier acquired the NPI from Mr. Silverman for $70,000.

In June 2004, Whittier closed a private placement with accredited investors for 1.38 million shares of our common stock priced at $1.75 per share and warrants to purchase an additional 1.38 million shares of common stock at an exercise price of $2.50 per share. The private offering was fully subscribed and resulted in total gross proceeds to Whittier of $2,415,000.  Certain directors and officers of Whittier participated in the private placement, including Messrs. Rhodes, Silverman, Young, Buckner, and Parker, who acquired a total of 180,000 shares of common stock and warrants to acquire an additional 180,000 shares of common stock. Whittier Ventures, LLC., an affiliate of Whittier, acquired 352,500 shares of common stock and warrants to acquire an additional 352,500 shares of common stock at $2.50 per share.

Exploration Capital Partners Limited Partnership acquired 397,500 shares of common stock and warrants to acquire an additional 397,500 shares of common stock at $2.50 per share. All officers, directors and beneficial owners of Whittier who participated in the offering, participated on the same terms and conditions as the non-affiliated investors. We also issued 29,613 shares of common stock and a related warrant to purchase an additional 29,613 shares of common stock at an exercise price of $2.50 per share to a registered broker/dealer, Global Resource Investments Ltd., as payment for services rendered as a placement agent in connection with the private offering. Mr. Rule beneficially owns 854,626 shares of our common stock by virtue of his voting and investment control of Exploration Capital Partners Limited Partnership and Global Resource Investments Ltd., which participated in the private offering on the same terms and conditions as the other investors.

In June 2004, we acquired various operated working interests in three gas fields in South Texas for approximately $7.5 million from Texas Independent Exploration Limited, GulfCoast Acquisitions Limited, Frederick W. Zimmerman, and Frederick W. Zimmerman d/b/a Island Resources.  Texas Independent Exploration Limited and GulfCoast Acquisitions Limited are controlled by Mr. Zimmerman, who as a result of this transaction became a beneficial owner of 1,193,665 shares of our common stock. Neither Mr. Zimmerman nor any of the other sellers were affiliates of Whittier at any time prior to the acquisition of the South Texas properties, the terms of which were negotiated on an arm’s-length basis.

Dallas Parker, Corporate Secretary of Whittier, is a partner at the law firm of Thompson & Knight LLP, which provides legal services to Whittier and its subsidiaries. For the fiscal year ended December 31, 2003, the total legal fees paid by Whittier to Thompson & Knight LLP represented less than one percent of the gross revenue of the firm.

Item 13. Exhibits and Reports on Form 8-K

(a)                                  The following exhibits are filed as part of this Annual Report:

Number	Description of Exhibit

2.1

Agreement, dated July 8, 2003, among Whittier, WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.1 of Olympic Resources Ltd.’s Quarterly Report, as amended, on Form 10-QSB/A for the quarterly period ended May 31, 2003

2.2

First Amendment to the Agreement dated August 28, 2003, among Whittier, WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.2 of Whittier’s Form 8-K dated September 25, 2003

2.3

Second Amendment to the Agreement dated September 9, 2003, among Whittier, WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.3 of Whittier’s Form 8-K dated September 25, 2003

2.4

Agreement and Plan of Merger, dated July 8, 2003, between WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.2 of Olympic Resources Ltd.’s Quarterly Report, as amended, on Form 10-QSB/A for the quarterly period ended May 31, 2003

2.5

First Amendment to the Agreement and Plan of Merger, dated August 29, 2003, between WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.5 of Whittier’s Form 8-K dated September 25, 2003

2.6

Second Amendment to the Agreement and Plan of Merger, dated September 9, 2003, between WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.6 of Whittier’s Form 8-K dated September 25, 2003

2.7

Plan and Agreement of Merger, dated December 17, 2003, between Olympic Resources Ltd. and Whittier Energy Corporation, incorporated by reference to Exhibit 2.7 of Whittier’s Form 10-KSB for the year ended December 31, 2003

3.1	Articles of Incorporation, dated November 13, 2003, for Whittier Energy Corporation, incorporated by reference to Exhibit 3.1 of Whittier’s Form 8-K dated January 2, 2004
3.2	Corporate Bylaws, dated November 13, 2003, for Whittier Energy Corporation, incorporated by reference to Exhibit 3.2 of Whittier’s Form 8-K dated January 2, 2004
4.1

Registration Rights Agreement, dated September 9, 2003, by and among Whittier Energy Company on behalf of its shareholders and Olympic Resources Ltd. on behalf of certain holders of Whittier’s warrants, options, or both, incorporated by reference to Exhibit 4.1 of Whittier’s Form 8-K dated September 25, 2003

4.2	Warrant Agreement between Olympic Resources Ltd. and Daryl Pollock, dated September 9, 2003, incorporated by reference to Exhibit 4.2 of Whittier’s Form 8-K dated September 25, 2003
4.3

Credit Agreement by and among Whittier Energy Company, Whittier Operating, Inc. and Compass Bank dated July 17, 2002, incorporated by reference to Exhibit 4.3 of Whittier’s Form 10-KSB for the year ended December 31, 2003

4.4

First Amendment to Credit Agreement, dated July 17, 2002, by and among Whittier Energy Company, Whittier Operating, Inc. and Compass Bank dated March 10, 2003, incorporated by reference to Exhibit 4.4 of Whittier’s Form 10-KSB for the year ended December 31, 2003

4.5

Second Amendment to Credit Agreement, dated July 17, 2002, by and among Whittier Energy Company, Whittier Operating, Inc. and Compass Bank dated September 9, 2003, incorporated by reference to Exhibit 4.5 of Whittier’s Form 10-KSB for the year ended December 31, 2003

4.6

Unlimited Guarantee by Olympic Resources Ltd. for the benefit of Compass Bank dated September 26, 2003, incorporated by reference to Exhibit 4.6 of Whittier’s Form 10-KSB for the year ended December 31, 2003

4.7		Stock Pledge Agreement between Olympic Resources Ltd. and Compass Bank dated September 26, 2003, incorporated by reference to Exhibit 4.7 of Whittier’s Form 10-KSB for the year ended December 31, 2003
4.8

Stock Pledge Agreement between Whittier Energy Company and Compass Bank dated September 26, 2003, incorporated by reference to Exhibit 4.8 of Whittier’s Form 10-KSB for the year ended December 31, 2003

4.9

Third Amendment to Credit Agreement, dated July 17, 2002, by and among Whittier Energy Company, Whittier Operating, Inc. and Compass Bank dated April 15, 2004 previously filed as an Exhibit 4.9 to Form SB-2 on September 16, 2004

4.10

Fourth Amendment to Credit Agreement, dated July 17, 2002, by and among Whittier Energy Company, Whittier Operating, Inc. and Compass Bank dated May 12, 2004 previously filed as an Exhibit 4.10 to Form SB-2 on September 16, 2004

4.11

Fifth Amendment to Credit Agreement, dated July 17, 2002, by and among Whittier Energy Company, Whittier Operating, Inc. and Compass Bank dated June 22, 2004 previously filed as an Exhibit 4.11 to Form SB-2 on September 16, 2004

4.12	*	Sixth Amendment to Credit Agreement, dated July 17, 2002, by and among Whittier Energy Company, Whittier Operating, Inc. and Compass Bank dated November 30, 2004
10.1		Consulting Agreement between Olympic Resources Ltd. and Daryl Pollock dated September 9, 2003, incorporated by reference to Exhibit 10.3 of Whittier’s Form 10-KSB for the year ended December 31, 2003
10.2		Stock Option Plan dated effective August 21, 2002, incorporated by reference to Olympic Resources Ltd.’s Form 10-KSB for the year ended February 28, 2003
10.3

Offer to Sell Agreement by and between Texas Independent Exploration Limited, GulfCoast Acquisitions Limited, Frederick W. Zimmerman, Frederick W. Zimmerman d/b/a Island Resources, and Whittier Energy Company, dated June 15, 2004, incorporated by reference to Exhibit 10.1 of Whittier’s Form 8-K filed on July 2, 2004

10.4

Upside Sharing Payment Agreement by and between Texas Independent Exploration Limited, GulfCoast Acquisitions Limited, Frederick W. Zimmerman, Frederick W. Zimmerman d/b/a Island Resources, and Whittier Energy Company, dated June 16 2004, incorporated by reference to Exhibit 10.2 of Whittier’s Form 8-K filed on July 2, 2004

10.5

Drilling Commitment included as Exhibit C to the Offer to Sell Agreement by and between Texas Independent Exploration Limited, GulfCoast Acquisitions Limited, Frederick W. Zimmerman, Frederick W. Zimmerman d/b/a Island Resources, and Whittier Energy Company, dated June 15, 2004, incorporated by reference to Exhibit 10.3 of Whittier’s Form 8-K filed on July 2, 2004

10.6

Convertible Subordinated Note by and between Texas Independent Exploration Limited, GulfCoast Acquisitions Limited, Frederick W. Zimmerman, Frederick W. Zimmerman d/b/a Island Resources, Whittier Energy Company, and Whittier Energy Corporation dated June 16 2004, incorporated by reference to Exhibit 10.4 of Whittier’s Form 8-K filed on July 2, 2004

10.7		Long Term Incentive Plan dated effective December 16, 2003 and approved by Whittier’s stockholders on July 20, 2004 previously filed as an Exhibit 10.9 to Form SB-2 on September 16, 2004
14	*	Code of Ethics of Whittier Energy Corporation
21		Subsidiaries of Whittier Energy Corporation, incorporated by reference to Exhibit 21 of Whittier’s Form 10-KSB for the year ended December 31, 2003

23.1	*	Consent of H.J. Gruy and Associates, Inc.
23.2	*	Consent of WZI, Inc.
31.1	*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act
31.2	*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act
32.1	*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2	*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

* Filed herewith.

(b)                                 The following reports on Form 8-K were filed during the quarter ended December 31, 2004:

(i)                                     Form 8-K/A filed on October 5, 2004 - Item 9.01. Financial Statements of Businesses Acquired.

(ii)                                  Form 8-K filed on November 8, 2004 - Item 8.01. Other Events.

(iii)                               Form 8-K filed on December 21, 2004 - Item 8.01. Other Events.

(iv)                              Form 8-K filed on December 30, 2004 – Item 8.01. Other Events.

Item 14. Principal Accountant Fees and Services

Audit Fees

The Company’s principal accountants billed fees of approximately $93,900 and $90,889 for the fiscal years ended December 31, 2004 and 2003, respectively, for the audit of the Company’s annual financial statements and review of quarterly financial statements reported on Form 10-QSB. The audit fees for 2003 include the audit and quarterly reviews for the Company prior to the Merger, based upon a February 28, 2003 fiscal year end, as well as the Company’s 2003 audit and quarterly review for the quarter ended September 30, 2003.

Audit Related Fees

The Company’s principal accountants billed audit related fees of $6,777 and $31,057 for the fiscal years ended December 31, 2004 and 2003, respectively. Audit related fees during 2004 were for the audit and review of the financial statements relating to the Company’s material acquisition of three South Texas gas properties in June 2004 and due to a registration statement filed by the Company on Form SB-2 in September 2004, which went effective in December 2004. The 2003 audit related fees were related to the audit and review of Whittier Energy’s historical financial statements included in regulatory filings required as a result of the Company’s Merger of Olympic and Whittier Energy.

Tax Fees

The Company’s principal accountants did not bill the Company for any fees during fiscal years 2004 and 2003 for tax compliance, advice or planning services.

All Other Fees

The Company was not billed for any other fees by its principal accountants during the fiscal years ended December 31, 2004 or 2003.

The Audit Committee requires that all audit and non-audit services performed by the Company’s principal accountants are pre-approved by the entire Audit Committee or by one or more members delegated to do so by the entire Committee.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITTIER ENERGY CORPORATION.

Dated: March 30, 2005	/s/ Bryce W. Rhodes
Bryce W. Rhodes, President, CEO and Director

/s/ Michael B. Young
Michael B. Young, CFO, Treasurer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature

March 30, 2005	Charles O. Buckner, Director	/s/ Charles O. Buckner

March 30, 2005	David A. Dahl, Director	/s/ David A. Dahl

March 30, 2005	James A. Jeffs, Chairman	/a/ James A. Jeffs

March 30, 2005	Daryl Pollock, Director	/s/ Daryl Pollock

March 30, 2005	Bryce W. Rhodes, Director, President & CEO	/s/ Bryce W. Rhodes

March 30, 2005	Arlo G. Sorensen, Director	/s/ Arlo G. Sorensen

EXHIBIT INDEX

Number	Description of Exhibit

2.1

Agreement, dated July 8, 2003, among Whittier, WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.1 of Olympic Resources Ltd.’s Quarterly Report, as amended, on Form 10-QSB/A for the quarterly period ended May 31, 2003

2.2

First Amendment to the Agreement dated August 28, 2003, among Whittier, WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.2 of Whittier’s Form 8-K dated September 25, 2003

2.3

Second Amendment to the Agreement dated September 9, 2003, among Whittier, WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.3 of Whittier’s Form 8-K dated September 25, 2003

2.4

Agreement and Plan of Merger, dated July 8, 2003, between WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.2 of Olympic Resources Ltd.’s Quarterly Report, as amended, on Form 10-QSB/A for the quarterly period ended May 31, 2003

2.5

First Amendment to the Agreement and Plan of Merger, dated August 29, 2003, between WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.5 of Whittier’s Form 8-K dated September 25, 2003

2.6

Second Amendment to the Agreement and Plan of Merger, dated September 9, 2003, between WEC Acquisition, Inc. and Whittier Energy Company, incorporated by reference to Exhibit 2.6 of Whittier’s Form 8-K dated September 25, 2003

2.7

Plan and Agreement of Merger, dated December 17, 2003, between Olympic Resources Ltd. and Whittier Energy Corporation, incorporated by reference to Exhibit 2.7 of Whittier’s Form 10-KSB for the year ended December 31, 2003

3.1	Articles of Incorporation, dated November 13, 2003, for Whittier Energy Corporation, incorporated by reference to Exhibit 3.1 of Whittier’s Form 8-K dated January 2, 2004
3.2	Corporate Bylaws, dated November 13, 2003, for Whittier Energy Corporation, incorporated by reference to Exhibit 3.2 of Whittier’s Form 8-K dated January 2, 2004
4.1

Registration Rights Agreement, dated September 9, 2003, by and among Whittier Energy Company on behalf of its shareholders and Olympic Resources Ltd. on behalf of certain holders of Whittier’s warrants, options, or both, incorporated by reference to Exhibit 4.1 of Whittier’s Form 8-K dated September 25, 2003

4.2	Warrant Agreement between Olympic Resources Ltd. and Daryl Pollock, dated September 9, 2003, incorporated by reference to Exhibit 4.2 of Whittier’s Form 8-K dated September 25, 2003
4.3

Credit Agreement by and among Whittier Energy Company, Whittier Operating, Inc. and Compass Bank dated July 17, 2002, incorporated by reference to Exhibit 4.3 of Whittier’s Form 10-KSB for the year ended December 31, 2003

4.4

First Amendment to Credit Agreement, dated July 17, 2002, by and among Whittier Energy Company, Whittier Operating, Inc. and Compass Bank dated March 10, 2003, incorporated by reference to Exhibit 4.4 of Whittier’s Form 10-KSB for the year ended December 31, 2003

4.5

Second Amendment to Credit Agreement, dated July 17, 2002, by and among Whittier Energy Company, Whittier Operating, Inc. and Compass Bank dated September 9, 2003, incorporated by reference to Exhibit 4.5 of Whittier’s Form 10-KSB for the year ended December 31, 2003

4.6

Unlimited Guarantee by Olympic Resources Ltd. for the benefit of Compass Bank dated September 26, 2003, incorporated by reference to Exhibit 4.6 of Whittier’s Form 10-KSB for the year ended December 31, 2003

4.7	Stock Pledge Agreement between Olympic Resources Ltd. and Compass Bank dated September 26, 2003, incorporated by reference to Exhibit 4.7 of Whittier’s Form 10-KSB for the year ended December 31, 2003
4.8

Stock Pledge Agreement between Whittier Energy Company and Compass Bank dated September 26, 2003, incorporated by reference to Exhibit 4.8 of Whittier’s Form 10-KSB for the year ended December 31, 2003

4.9

Third Amendment to Credit Agreement, dated July 17, 2002, by and among Whittier Energy Company, Whittier Operating, Inc. and Compass Bank dated April 15, 2004 previously filed as an Exhibit 4.9 to Form SB-2 on September 16, 2004

4.10

Fourth Amendment to Credit Agreement, dated July 17, 2002, by and among Whittier Energy Company, Whittier Operating, Inc. and Compass Bank dated May 12, 2004 previously filed as an Exhibit 4.10 to Form SB-2 on September 16, 2004

4.11

Fifth Amendment to Credit Agreement, dated July 17, 2002, by and among Whittier Energy Company, Whittier Operating, Inc. and Compass Bank dated June 22, 2004 previously filed as an Exhibit 4.11 to Form SB-2 on September 16, 2004

4.12*	Sixth Amendment to Credit Agreement, dated July 17, 2002, by and among Whittier Energy Company, Whittier Operating, Inc. and Compass Bank dated November 30, 2004
10.1	Consulting Agreement between Olympic Resources Ltd. and Daryl Pollock dated September 9, 2003, incorporated by reference to Exhibit 10.3 of Whittier’s Form 10-KSB for the year ended December 31, 2003
10.2	Stock Option Plan dated effective August 21, 2002, incorporated by reference to Olympic Resources Ltd.’s Form 10-KSB for the year ended February 28, 2003
10.3

Offer to Sell Agreement by and between Texas Independent Exploration Limited, GulfCoast Acquisitions Limited, Frederick W. Zimmerman, Frederick W. Zimmerman d/b/a Island Resources, and Whittier Energy Company, dated June 15, 2004, incorporated by reference to Exhibit 10.1 of Whittier’s Form 8-K filed on July 2, 2004

10.4

Upside Sharing Payment Agreement by and between Texas Independent Exploration Limited, GulfCoast Acquisitions Limited, Frederick W. Zimmerman, Frederick W. Zimmerman d/b/a Island Resources, and Whittier Energy Company, dated June 16 2004, incorporated by reference to Exhibit 10.2 of Whittier’s Form 8-K filed on July 2, 2004

10.5

Drilling Commitment included as Exhibit C to the Offer to Sell Agreement by and between Texas Independent Exploration Limited, GulfCoast Acquisitions Limited, Frederick W. Zimmerman, Frederick W. Zimmerman d/b/a Island Resources, and Whittier Energy Company, dated June 15, 2004, incorporated by reference to Exhibit 10.3 of Whittier’s Form 8-K filed on July 2, 2004

10.6

Convertible Subordinated Note by and between Texas Independent Exploration Limited, GulfCoast Acquisitions Limited, Frederick W. Zimmerman, Frederick W. Zimmerman d/b/a Island Resources, Whittier Energy Company, and Whittier Energy Corporation dated June 16 2004, incorporated by reference to Exhibit 10.4 of Whittier’s Form 8-K filed on July 2, 2004

10.7	Long Term Incentive Plan dated effective December 16, 2003 and approved by Whittier’s stockholders on July 20, 2004 previously filed as an Exhibit 10.9 to Form SB-2 on September 16, 2004
14*	Code of Ethics of Whittier Energy Corporation
21	Subsidiaries of Whittier Energy Corporation, incorporated by reference to Exhibit 21 of Whittier’s Form 10-KSB for the year ended December 31, 2003
23.1*	Consent of H.J. Gruy and Associates, Inc.

23.2*	Consent of WZI, Inc.
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

* Filed herewith

CONSOLIDATED FINANCIAL STATEMENTS

WITH

INDEPENDENT AUDITORS’ REPORT

YEARS ENDED DECEMBER 31, 2004 AND 2003

FOR

WHITTIER ENERGY CORPORATION

WHITTIER ENERGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Whittier Energy Corporation

We have audited the accompanying consolidated balance sheet of Whittier Energy Corporation (a Nevada corporation) and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whittier Energy Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/GRANT THORNTON LLP

Houston, Texas
March 29, 2005

INDEPENDENT AUDITOR’S REPORT

The Board of Directors

Whittier Energy Corporation

Houston, Texas

We have audited the accompanying consolidated balance sheet of Whittier Energy Corporation and its subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

BROWN ARMSTRONG PAULDEN

McCOWN STARBUCK & KEETER

ACCOUNTANCY CORPORATION

Bakersfield, California

March 5, 2003

WHITTIER ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	As of December 31,
	2004	2003

Assets
Current assets:
Cash and cash equivalents	$1,461	$1,037
Accounts receivable, net of allowances	2,491	1,199
Income tax receivable (Note 5)	28	38
Current tax asset, commodity price hedging contracts (Note 5)	376	171
Prepaid assets	108	76

Total current assets	4,464	2,521

Investments in partnerships (Note 3)	284	240
Investments in marketable securities (Note 2)	1,054	775
Oil and gas properties (successful efforts method), and equipment and fixtures, net (Note 4)	19,244	10,369

Total assets	$25,046	$13,905

See accompanying notes.

WHITTIER ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	As of December 31,
	2004	2003

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,814	$1,304
Taxes payable	29	19
Commodity price hedging contracts, current portion (Note 10)	1,087	489
Revolving credit facility current portion (Note 6)	1,650	560
Total current liabilities	5,580	2,372

Deferred income tax liability (Note 5)	650	801
Revolving credit facility (Note 6)	6,095	3,945
Convertible subordinated note payable (Note 6)	1,787	—
Asset retirement obligation	121	69
Commodity price hedging contracts (Note 10)	737	85
Total liabilities	14,970	7,272

Commitments and contingencies (Note 12)

Stockholders’ equity (Note 7):
Common stock, $.001 par value, 100,000,000 shares authorized and 11,523,402 and 10,046,296 shares issued and outstanding as of December 31, 2004 and December 31, 2003, respectively	12	10
Additional paid-in capital	5,171	2,694
Accumulated other comprehensive income (loss), unrealized gain (loss) on marketable securities, net of taxes of ($64) and $271, for the periods ended December 31, 2004 and December 31, 2003, respectively (Note 2)	119	(503)
Accumulated other comprehensive loss, hedging contracts, net of taxes of $634 and $201 for the periods ended December 31, 2004 and December 31, 2003, respectively (Note 10)	(1,178)	(373)
Retained earnings	5,952	4,805
Total stockholders’ equity	10,076	6,633

Total liabilities and stockholders’ equity	$25,046	$13,905

See accompanying notes.

WHITTIER ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share Data)

	Year Ended December 31,
	2004	2003

Oil and gas revenues	$10,132	$6,154
Gain from property sales	241	24
Lease bonus income	599	—

Gross income from operations	10,972	6,178

Costs and expenses:
Lease operating expenses	2,962	2,117
Production taxes	1,230	642
Depreciation, depletion, and amortization	2,470	1,368
Exploration expense	891	156
General and administrative expenses	1,930	1,316

Total costs and expenses	9,483	5,599

Income from operations	1,489	579

Other income/(expense):
Interest and dividend income	2	3
Interest expense	(398)	(204)
Partnership income	219	19
Impairment of partnership investments	—	(733)
Impairment of marketable securities	(645)	—
Litigation settlement income	235	—
Other	(12)	—

Other income/(expense)	(599)	(915)

Income/(loss) before income taxes and cumulative effect of change in accounting principle	890	(336)
Income tax benefit	257	120
Income/(loss) before cumulative effect of change in accounting principle	1,147	(216)
Cumulative effect of change in accounting principle	—	(6)
Net income/(loss)	$1,147	$(222)

See accompanying notes.

	Year Ended December 31,
	2004	2003

Basic earnings per share:
Income/(loss) per share before cumulative effect of change in accounting principle	$.11	$(.02)
Cumulative effect of change in accounting principle	—	(.00)
Net income/(loss) per share	$.11	$(.02)

Weighted average number of shares outstanding (basic)	10,837,717	10,046,296

Dilutive earnings (loss) per share:
Earnings (loss) per share before cumulative effect of change in accounting principle	$.10	$(.02)
Cumulative effect of change in accounting principle	—	(.00)
Net income (loss) per share	$.10	$(.02)

Weighted average number of shares outstanding (diluted)	11,562,998	10,046,296

Basic shares outstanding	10,837,717	10,046,296
Dilutive securities outstanding:
Stock options and warrants	725,281	—
Diluted shares outstanding, assuming conversion of dilutive securities	11,562,998	10,046,296

See accompanying notes.

WHITTIER ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2004	2003

Cash flows from operating activities
Net income/(loss)	$1,147	$(222)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation, depletion, and amortization	2,470	1,368
Deferred income tax provision (benefit)	(257)	30
(Gain)/loss on the sale of oil and gas properties	(241)	(24)
Exploration expense	659	156
Partnership income	(219)	(19)
Impairment of marketable securities	645	—
Impairment of partnership investments	—	733
Allowance for doubtful accounts	64	—
Cumulative effect of change in accounting principle	—	6
(Increase)/decrease in restricted cash	—	25
(Increase) in accounts receivable	(1,356)	(568)
(Increase)/decrease in prepaids and other receivables	(32)	132
Increase in accounts payable	1,510	911
Increase in taxes payable	10	3
Net current liabilities acquired in acquisition of Olympic Resources Ltd.	—	(359)
Net cash provided from operating activities	4,400	2,172

Cash flows from investing activities
Investment in oil and gas properties	(10,230)	(3,299)
Proceeds from sale of oil and gas properties	525	30
Cash acquired in merger with Olympic	—	765
Investments in partnerships	(109)	(141)
Distributions from partnerships	284	222
Proceeds from the sale of marketable securities	31	31
Net cash used in investing activities	(9,499)	(2,392)

See accompanying notes.

	Year Ended December 31,
	2004	2003
Cash flows from financing activities
Net proceeds from private placement	2,283	—
Proceeds from revolving credit facility	4,230	1,160
Payments on revolving credit facility	(990)	(205)
Net cash provided from financing activities	5,523	955

Net increase (decrease) in cash and cash equivalents	$424	$735
Cash and cash equivalents at beginning of period	1,037	302

Cash and cash equivalents at end of period	$1,461	$1,037

Supplemental cash flow disclosure
Interest paid	$330	$204

Supplemental schedule of non-cash investing and financing activities
Unrealized (gain)/loss on marketable securities	$(23)	$(95)
Oil and gas properties acquired in Olympic Merger	$—	$1,009
Convertible subordinated note issued for purchase of South Texas Properties	$1,787	$—
Value of stock warrants issued for purchase of South Texas Properties	$135	$—
Issuance of common stock in exchange for settlement of outstanding investment banking fees	$40	$—
Exercise of common stock warrant	$90	$—

See accompanying notes.

WHITTIER ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

	Common Stock
	Shares Outstanding		Series A Preferred Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2002	10,046,296	$10	$—	$1,412	$5,027	$(880)		$5,569
Comprehensive income / (loss):
Net income/(loss)	—	—	—	—	(222)	—	$(222)	(222)
Unrealized holding gain on available for sale marketable securities, net of deferred taxes	—	—	—	—	—	95	95	95
Unrealized loss on fair value of hedging contracts, net of deferred taxes	—	—	—	—	—	(91)	(91)	(91)
Comprehensive income (loss)							$(218)
Paid-in-capital from the acquisition of Olympic Resources Ltd.	—	—	—	1,282	—	—		1,282
Issuance of Series A Preferred Stock	—	—	83	—	—	—		83
Conversion of Series A Preferred Stock	—	—	(83)	—	—	—		(83)
Balance at December 31, 2003	10,046,296	10	—	2,694	4,805	(876)		6,633
Comprehensive income:
Net income	—	—	—	—	1,147	—	$1,147	1,147
Unrealized holding gain on available for sale marketable securities, net of deferred taxes	—	—	—	—	—	203	203	203
Impairment of marketable securities, net of deferred taxes	—	—	—	—	—	419	419	419
Unrealized loss on fair value of hedging contracts, net of deferred taxes	—	—	—	—	—	(805)	(805)	(805)
Comprehensive income							$964
Common stock issuance in private placement, net of issuance costs	1,409,813	2	—	2,281	—	—		2,283
Issuance of common stock warrants in property acquisition	—	—	—	135	—	—		135
Issuance of common stock in exchange for settlement of outstanding investment banking fees	22,293	—	—	40	—	—		40
Purchase price adjustment on acquisition of Olympic Resources	—	—	—	(69)	—	—		(69)
Exercise of common stock warrant	45,000	—	—	90	—	—		90
Balance at December 31, 2004	11,523,402	$12	$—	$5,171	$5,952	$(1,059)		$10,076

See accompanying notes.

WHITTIER ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Whittier Energy Corporation, formerly Olympic Resources Ltd, a Nevada corporation (“Whittier”), is an independent oil and gas exploration and production company engaged in the acquisition, exploration and development of oil and gas properties in the continental United States. As of December 31, 2004, Whittier had three wholly owned subsidiaries, including Whittier Energy Company (“Whittier Energy”), a Nevada corporation, Whittier Operating, Inc. (“Whittier Operating”), a Texas Corporation, and Olympic Resources (Arizona) Ltd. (“Olympic Arizona”), an Arizona corporation. Whittier Operating is a direct subsidiary of Whittier Energy. References to the “Company” refer to Whittier and its subsidiaries.

Whittier was originally incorporated in the Province of British Columbia, Canada, in 1986, under the name Global Data Systems Corp., a Canadian corporation. Global Data Systems was later renamed Comtron Enterprises Inc. in November 1989. In October 1993, Comtron Enterprises changed its name to Olympic Resources Ltd. (“Olympic”).

In January 2003, Olympic re-incorporated into the State of Wyoming from the Province of British Columbia, as the Company’s principal activities were carried on in the U.S. and re-incorporation as a U.S. company would provide various U.S. tax benefits in the event Olympic was to enter into a future business combination or merger with another U.S. corporation. No such reorganization was proposed at the time of the re-incorporation, however.

On September 10, 2003, Olympic’s wholly owned subsidiary, WEC Acquisition, Inc. (“WEC”), a Wyoming corporation, merged into Whittier Energy, triggering a change in control of the Company (the “Merger”). WEC was formed by Olympic during the quarter ended September 30, 2003, solely for the Merger, whereby WEC merged with and into Whittier Energy with Whittier Energy surviving the Merger to become the wholly owned subsidiary of the Company. In exchange for their Whittier Energy common stock, the Whittier Energy shareholders received shares of the Company’s voting common stock and Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Merger is more fully discussed in Note 13.

As part of the corporate restructuring of the Company, in December 2003 the Company’s stockholders approved a one-for-ten reverse stock split of the Company’s common stock and the merger of Olympic into a newly formed, wholly owned subsidiary, “Whittier Energy Corporation,” a Nevada corporation. On December 31, 2003, Olympic affected the one-for-ten reverse split of its common stock and consummated the merger of Olympic with and into Whittier Energy Corporation. As a result of the reverse split, the Company’s Series A Preferred Stock automatically converted into shares of the Company’s split-adjusted common stock and Whittier Energy’s former shareholders owned approximately 85% of the Company’s outstanding voting common stock.  In June 2004, the Company issued warrants and 1.38 million shares of common stock in a private offering.  As a result, Whittier Energy’s former stockholders presently own approximately 79% of the Company’s outstanding common stock (see Note 7).

This summary of significant accounting policies of the Company are presented to assist in understanding its financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Nature of Operations and Organization

The Company’s assets consist primarily of operated and non-operated working interests, royalty interests, partnership interests, and mineral acreage in nine states. In March 2002, Whittier Energy formed Whittier Operating to manage the Company’s operated oil and gas properties, including two oil and gas properties acquired by Whittier Energy during 2002, two additional operated properties acquired during 2003, and four operated properties acquired during the year ended December 31, 2004.

Principles of Consolidation and Combination

Although the Company was the legal acquirer of Whittier Energy and continues as a publicly traded entity, Whittier Energy was the acquirer for accounting purposes. As a result, the Company has conformed to Whittier Energy’s accounting methods on a prospective basis, including the use of a calendar year-end and reporting its oil and gas activities using the successful efforts method of accounting. For SEC reporting purposes, the Company presents Whittier Energy’s historical financial statements up to the effective date of the Merger and combined financial results thereafter. Accordingly, the consolidated financial statements for the year ended December 31, 2003, include the financial results of Whittier and Olympic Arizona, from the effective date of the Merger through December 31, 2003, as well as the accounts of Whittier Energy and Whittier Operating for the entire calendar year 2003. All intercompany transactions have been eliminated.

The Company accounts for its investments in oil and gas partnerships and joint ventures using the proportionate consolidation method, whereby our proportionate share of each entity’s assets, liabilities, revenues, and expenses are included in the appropriate classification in the consolidated financial statements. Investment interests in partnerships less than 20%, where the Company has limited liability and no significant influence over the investee, are accounted for using the cost method, whereby the investment is recorded at the lower of cost or fair market value and cash distributions are treated as return of capital and are only recognized in income when cumulative distributions exceed the Company’s cost basis in the investment.

Use of Estimates in the Preparation of Financial Statements

The preparation of these financial statements requires the use of estimates by management in determining the Company’s assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the estimate of the Company’s proved oil and gas reserves prepared by an independent engineering consultant. Such estimates are subject to various uncertainties inherent in the estimation of quantities of proved reserves. Estimated reserves are used in the calculation of depletion, depreciation and amortization as well as the Company’s assessment of proved oil and gas properties for impairment.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit, and highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company carries its accounts receivables at their fair value, recording allowances for doubtful accounts into earnings when they are deemed to be uncollectible. As of December 31, 2004 and 2003, the Company had recorded an estimated allowance for doubtful accounts of approximately $64,000 and $0, respectively.

Marketable Securities

The Company classifies its investments in marketable securities as available for sale.  Such investments are carried in the financial statements at fair value.  Realized gains and losses, determined using the first-in, first-out (FIFO) method, are included in earnings, and unrealized holding gains and losses are excluded from net income (loss) and reported in other comprehensive income (loss). The Company periodically reviews its investments in marketable securities to determine if a permanent impairment exists, recognizing any resulting permanent impairment in earnings in the period such a determination is made.

Oil and Gas Property and Equipment (Successful Efforts)

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

Under the successful efforts method of accounting for oil and gas properties, the Company periodically assesses its proved properties for impairments by comparing the aggregate net book value of its proved properties with their aggregate undiscounted future net cash flows. The Company performs a periodic review, at least annually, for impairment of proved properties on a field by field basis. Unamortized capital costs are measured on a field basis and are reduced to fair value if it is determined that the sum of expected undiscounted future net cash flows is less than the net book value. The Company determines if an impairment has occurred through either adverse changes, such as a large decrease in oil and gas reserves or production on a property or if a dry hole is drilled on or near one of its properties, or as a result of its periodic review for impairment. Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values.

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

Maintenance and repairs, which neither materially add to the value of the property nor appreciably prolong its life, are charged to expense as incurred.  Gains or losses on the dispositions of property and equipment, other than oil and gas, are reflected in the Company’s results from operations.

Deferred Income Taxes

Under Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes,” deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provision of the applicable tax laws in effect at that time. The Company records a valuation allowance when the Company determines it is more likely than not that the deferred tax assets will not be realized.  See “Note 5–Income Taxes”.

Revenue Recognition

Crude oil and natural gas revenues are recognized after production takes place, when the sale is completed and the risk of loss transfers to a third party purchaser. The Company utilizes the entitlement method to account for its revenues from sales of its oil and gas production. The Company does not have any gas imbalances relating to its oil and gas properties. Undistributed oil and gas revenues due to third parties from the properties the Company operates are included in current accounts payable on the Company’s consolidated balance sheet.

Management of Commodity Price Risk

The Company from time to time enters into commodity price hedging contracts with respect to its oil and gas production to achieve a more predictable cash flow, as well as reduce its exposure to price volatility. The Company accounts for its hedging contracts in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value regardless of the purpose or intent for holding the instrument. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires the Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Based on the nature of the Company’s derivative instruments currently outstanding and the historical volatility of oil and gas commodity prices, the Company expects that the adoption of SFAS No. 133 could increase volatility in the Company’s earnings and other comprehensive income for future periods. SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge be reported as a component of other comprehensive income, net of deferred taxes, while the ineffective portion is reflected in earnings during the applicable period. The effective gain or loss will be reclassified from other comprehensive income into earnings in the period in which the sales of the applicable oil and gas production the hedge relates to are recognized in the Company’s income statement.

Earnings (Loss) per Common Share

Basic earnings/(loss) per common share is calculated by dividing net income or loss by the aggregate weighted average number of shares outstanding during the period. Diluted earnings/(loss) per share considers the dilutive effect of the average number of common stock equivalents, consisting of the Company’s common stock options and warrants and common stock underlying a convertible note (see Note 6), that were outstanding during the period. The Company’s total weighted average number of dilutive and anti-dilutive common stock equivalents outstanding as of December 31, 2004 were 725,281 and 1,537,073, respectively. The Company had a total of 352,500 common stock equivalents outstanding as of December 31, 2003, all of which were anti-dilutive.

All share amounts have been adjusted to reflect the Company’s one-for-ten reverse stock split and conversion of its Series A Preferred Stock into common stock on December 31, 2003. See Note 7.

Accounting for Stock Based Compensation

The Company accounts for stock based compensation using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, “Accounting for Stock-based Compensation” requires that pro forma information regarding net income and earnings per share be determined as if the Company had accounted for its employee stock options under the fair value method as defined in SFAS No. 123. We estimate the fair value for options issued during the period, if any, as of the date of grant using the Black-Scholes option pricing model by using weighted average assumptions, volatility factors of the expected market price of the Company’s common stock, and the weighted average life expectancy of the options.

In December 2003, the Company’s Board of Directors approved a Long Term Incentive Plan (the “Plan”), which was ratified by the Company’s stockholders in July 2004. The Plan sets aside a total of 1.56 million shares of the Company’s common stock for issuance to the Company’s officers, directors, employees, and consultants. During January 2004, the Company granted a total of 729,000 options to purchase the Company’s common stock at an average exercise price of $1.75 per share to certain directors, officers, and employees of the Company, of which 15,000 options were cancelled in May 2004. The options vest ratably over a three-year period from the date of grant and have a term of five years. The fair market value of the net options outstanding on the date of grant was estimated to be $1,088,611, or $1.52 per share, using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4%, dividend yield of 0%, volatility factors of the expected market price of the Company’s common stock of 1.58, and a weighted average life expectancy of the options of 3.5 years. The Company issued an additional 59,500 options to various employees of the Company during the year ended December 31, 2004, with an average exercise price of $1.64 per share, also subject to three year ratable vesting with a term of five years. The fair market value of the options on the date of grant was estimated to be approximately $51,000, or $0.86 per share, using the Black Scholes option pricing model using weighted average assumptions applicable on the date of grant.

As part of the Merger in 2003, the Company acquired 187,500 options previously issued by Olympic, of which 49,500 options expired unexercised during 2004. The remaining 138,000 shares acquired as part of the Merger are fully vested.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The Company’s pro forma information, in thousands, is as follows:

	Year Ended December 31,
	2004	2003

Net income/(loss) under APB No. 25	$1,147	$(222)

Deduct: Total stock-based compensation expense determined under the fair value method, net of tax	(367)	—

Pro forma net income (loss)	$780	$(222)

Pro forma basic earnings (loss) per share	$.07	$(.02)

Pro forma diluted earnings (loss) per share	$.07	$(.02)

In December 2004, the FASB issued SFAS No. 123(R), “Share–Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires a company to recognize equity based compensation, including stock option grants, at fair value in the income statement, and discontinues accounting for equity based compensation under APB Opinion No. 25, the intrinsic value method. The requirements of this pronouncement are effective for fiscal periods beginning after June 15, 2005. Whittier currently accounts for equity based compensation using APB Opinion No. 25 in which no compensation cost for employee stock options is recognized. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operations, as required currently. The Company will adopt SFAS No. 123(R) in the third quarter of 2005. The Company is currently evaluating the impact of the adoption of SFAS No. 123(R) on its financial statements.

New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 for the calendar year beginning January 1, 2003. As a result of the adoption, the Company recorded an asset retirement obligation of approximately $35,546, an increase to oil and gas properties of $32,156 and a non-cash charge of $6,361, which was recorded as a Cumulative Effect of Change in Accounting Principle at January 1, 2003.

As of December 31, 2004, the Company’s future abandonment obligation was estimated to be $121,411, including $101,380 in costs capitalized to oil and gas properties subject to depletion and $20,031 in cumulative accretion expense. Comparatively, the Company had a total future abandonment obligation outstanding as of December 31, 2003, of $68,698 including $60,168 in costs capitalized to oil and gas properties and $8,530 in cumulative accretion expense.

The activity related to the Company’s future asset retirement obligations for the years ended December 31, 2004 and 2003 is as follows (in thousands):

	Year Ended December 31,
	2004	2003
Beginning asset retirement obligation	$68,698	$35,546
Liabilities incurred during the period	41,212	28,012
Liabilities settled during the period	—	—
Accretion expense	11,501	5,140
Ending asset retirement obligation	$121,411	$68,698

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly.  In addition, SFAS No. 149 also clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative contains a financing component. This statement became effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have any material impact on the Company’s financial position, results of operations, or cash flows.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus clarifying its position on whether acquisition costs relating to underlying oil and gas reserves should be classified as “intangible costs,” concluding that mineral rights are tangible assets. The FASB, ratifying the EITF’s consensus, issued FASB Staff Position 141-1 and 142-1 in April 2004, amending SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets" to define mineral rights as tangible assets. In September 2004, the FASB staff issued an additional FASB Staff Position affirming that oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract reserves for both undeveloped and developed leaseholds need not be classified separately from oil and gas properties. Therefore, the Company will continue to include amounts related to undeveloped and developed leaseholds in oil and gas properties on its consolidated financial statements.

Prior Year Reclassification

Current year amounts have been reclassified to conform with current year presentation, including netting deferred tax assets and liabilities on the Company's consolidated balance sheet and reclassifying the Company’s liability for its commodity hedging contracts between current and long-term liabilities.  Such reclassification had no effect on the Company's net income or stockholders’ equity.

NOTE 2 – MARKETABLE SECURITIES

The Company’s investments in marketable securities are classified as “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  As a result, these investments are carried at fair market value as of the relevant balance sheet dates.  Unrealized gains and losses are excluded from net income and reported in a separate component of stockholder’s equity as cumulative other comprehensive income (loss).

The carrying amount and estimated market value of the investments as of December 31, 2004 and December 31, 2003 are as follows:

	As of December 31, 2004
	Cost	Fair Value

Chaparral Resources, Inc., 543,850 Shares	$543,850	$870,160

PYR Energy, Inc., 173,625 Shares	327,723	184,042

Total	$871,573	$1,054,202

	As of December 31, 2003
	Cost	Fair Value

Chaparral Resources, Inc., 543,850 Shares	$1,189,326	$549,288

PYR Energy, Inc., 173,625 Shares	327,723	168,416

Vangold Resources, Inc., 100,000 Shares	31,765	57,160

Total	$1,548,814	$774,864

The Company recognizes any unrealized gain or loss on its marketable securities when the securities are sold or when the Company determines that a permanent impairment has occurred. As of March 31, 2004, the Company reclassified its unrealized loss in Chaparral Resources, Inc. (“Chaparral”) as “other than temporary” and recognized an impairment of $645,476, reducing the Company’s book basis in the securities to $543,850. The Company intends to dispose of its investment in Chaparral in order to utilize the proceeds for the acquisition, exploration and development of oil and gas properties.

After considering the write-down of the Chaparral common stock, the Company has classified the remaining unrealized gains and losses in its marketable securities as temporary in nature. As of December 31, 2004, the Company’s investment in Chaparral had appreciated from the Company’s cost basis in the stock after recognition of the permanent impairment. The Company recorded an unrealized gain as a component of other comprehensive income (loss) of $118,708, net of deferred taxes of $63,920, for the period ended December 31, 2004, and an unrealized loss $503,068, net of deferred tax of $270,882, for the period ended December 31, 2003.

The Company is subject to certain trading restrictions for its investment in PYR due to SEC regulations regarding stock traded by an affiliate of a public company, which may limit or prohibit the Company’s ability to dispose of its investment in the future. The Company’s President and Chief Executive Officer currently serves as an independent director on PYR’s Board of Directors, making him an insider of PYR.

A reconciliation of the pre and post-tax impact of the Company’s marketable securities on accumulated other comprehensive income for the period ended December 31, 2004 is as follows.

	Pre-tax	After-tax
	(in thousands)	(in thousands)
Accumulated other comprehensive loss, December 31, 2003	$(774)	$(503)
Reclassified into earnings	(24)	(16)
Impairment of stock investment	645	419
Change in fair market value	336	219
Accumulated other comprehensive income, December 31, 2004	$183	$119

NOTE 3 - INVESTMENTS IN PARTNERSHIPS

The original cost basis, cumulative distributions and book value of the Company’s partnership investments as of December 31, 2004 and December 31, 2003, were as follows:

	Investment Cost Basis	Cumulative Distributions	December 31, 2004 Net Book Value

KAB Acquisition L.P. - II, 8.0% Limited Partnership Interest	$150,000	$(246,951)	$—
KAB Acquisition L.P. - III, 6.4286% Limited Partnership Interest	150,000	(177,620)	—
KAB Acquisition L.L.L.P. - IV, 7.2% Limited Partnership Interest	150,000	(217,805)	—
KAB Acquisition L.L.L.P. - V, 7.5% Limited Partnership Interest	150,000	(138,884)	11,116
KAB Acquisition L.L.L.P. - VI, 2.1825% Limited Partnership Interest	150,000	(52,433)	97,567
Avalanche Royalty Partners LLC, 8.925% Membership Interest	341,000	(431,960)	—
Rincon Energy Partners, LLC, 10% Membership Interest	175,057	—	175,057

Total	$1,266,057	$(1,265,653)	$283,740

	Investment Cost Basis	Cumulative Distributions	December 31, 2003 Net Book Value

KAB Acquisition L.P. - II, 8.0% Limited Partnership Interest	$150,000	$(198,781)	$—
KAB Acquisition L.P. - III, 6.4286% Limited Partnership Interest	150,000	(150,258)	—
KAB Acquisition L.L.L.P. - IV, 7.2% Limited Partnership Interest	150,000	(165,735)	—
KAB Acquisition L.L.L.P. - V, 7.5% Limited Partnership Interest	150,000	(108,860)	41,140
KAB Acquisition L.L.L.P. - VI, 2.1825% Limited Partnership Interest	150,000	(20,085)	129,915
Avalanche Royalty Partners LLC, 8.925% Membership Interest	341,000	(338,027)	2,973
Rincon Energy Partners, LLC, 10% Membership Interest	66,000	—	66,000

Total	$1,157,000	$(981,746)	$240,028

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

The Company recognized partnership income of $218,561 for the year ended December 31, 2004, compared to partnership income of $19,469 for the year ended December 31, 2003. The Company also recognized a loss from partnership investments of $733,244 for the year ended December 31, 2003, due to the total impairment of the Company’s investments in the Odin Spirit and the Odin Neptune drilling partnerships. The general partner of the Odin Neptune partnership disposed of its principal asset, a semi-submersible rig, for nominal value in July 2003 and the partnership was fully liquidated. The Odin Spirit partnership’s principal assets, two jack-up drilling rigs, were disposed of to satisfy its third party creditor, which had foreclosed on the rigs in May 2003. Consequently, the Company fully impaired both investments as of the quarter ended June 30, 2003.

NOTE 4 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following as of December 31, 2004 and December 31, 2003, respectively:

	As of December 31,
	2004	2003

Oil and Gas Properties

Proved oil and gas properties	$23,299,000	$13,455,275
Unproved oil and gas properties	1,950,851	694,802
Asset retirement obligation	101,380	60,168

Total oil and gas assets	25,351,231	14,210,245

Accumulated depreciation, depletion and amortization	(6,191,954)	(3,863,081)

Net oil and gas properties	19,159,277	10,347,164

Corporate and Other

Furniture and equipment	118,756	35,680
Accumulated depreciation	(33,755)	(13,495)

Total corporate assets	85,001	22,185

Net oil and gas properties, furniture and equipment	$19,244,278	$10,369,349

The Company recognized depletion, depreciation and amortization expense of $2,469,850 and $1,368,484 for the years ended December 31, 2004 and 2003, respectively. The Company’s unevaluated oil and gas properties include investments in ongoing exploratory drilling projects, which are reviewed quarterly to determine if there is an impairment of their carrying value or if they should be transferred into proved oil and gas properties.  The Company recorded exploration expense of $890,907 and $155,712 for the years ended December 31, 2004 and December 31, 2003, respectively.

NOTE 5 - INCOME TAXES

The Provision for Income Taxes (Benefits)	As of December 31,
Consists of the Following:	2004	2003

Current Income Tax Benefit	$—	$(38,161)
Deferred Income Tax Benefit	(257,321)	(81,539)

Total Income Tax Benefit	$(257,321)	$(119,700)

Current Tax Assets
Unrealized Losses on Price Hedging Contracts	$376,498	$171,101

Total Current Tax Assets	$376,498	$171,101

Deferred Tax Assets
Unrealized Losses on Marketable Securities	$161,996	$270,882
Unrealized Losses on Price Hedging Contracts	257,829	29,811
Temporary Difference in Book/Tax Basis of Partnership Investments	157,017	220,740
Net Operating Loss Carryforwards	900,348	968,855
Valuation Allowance - Net Operating Loss Carryforwards	(340,259)	(820,834)
Carryforward of Percentage Depletion in Excess of Basis	127,925	42,528
Other	36,742	—

Total Deferred Tax Assets	$1,301,598	711,982

Deferred Tax Liabilities:
Excess Book Basis over Tax Basis for Oil and Gas Properties	$(1,951,603)	(1,513,469)

Total Deferred Tax Liabilities	(1,951,603)	(1,513,469)

Net Deferred Tax Liabilities	$(650,005)	$(801,487)

Deferred taxes have been provided for on the differences between the book and tax basis of oil and gas properties, principally generated by the current deductibility of intangible drilling costs allowed for income tax purposes. The Company also provided for deferred taxes on the unrealized gains and losses on marketable securities, unrealized gains and losses on its commodity pricing hedge instruments, the temporary differences between the book and tax basis of the Company’s investment in partnerships accounted for using the cost method for financial statement purposes, and percentage depletion carryforwards in excess of basis.

Net operating loss (“NOL”) carryforwards included in deferred tax assets in the current period all relate to NOL’s from prior years, including operating losses for the year ended December 31, 2003 and approximately $2.5 million in NOL carryforwards that were acquired as a result of the Merger in September 2003. A portion of the Company’s unrestricted operating loss for 2003 was carried back to offset taxable income from 2001, generating an income tax receivable of $38,161. The NOL carryforwards acquired in the Merger expire between 2017 and 2022 and are partially restricted from offsetting the future taxable income of the Company due to Internal Revenue Code ("IRC") §382 ownership change limitations.

As of December 31, 2004, the Company had total deferred tax assets from NOL carryforwards of $900,348, of which $77,811 are unrestricted and $822,538 are partially restricted under IRC §382. The Company has recorded a valuation allowance of $340,259, or approximately 41%, on its deferred tax asset related to its restricted NOL carryforwards due to uncertainties regarding the future recoverability of its restricted NOL carryforwards. The net change in the Company’s valuation allowance from December 31, 2003 to December 31, 2004 was $480,575. The Company has recorded the tax benefit of its NOL carryforwards, net of the applicable valuation allowance, as a deferred tax asset as of December 31, 2004.

	As of December 31,
Effective Tax Rate Reconciliation:	2004	2003

Tax Expense (Benefit) on Book Income Computed at 35%	$311,460	$(119,701)
Increases (decreases) in Taxes Resulting From:
Percentage depletion in excess of tax basis, currently deductible	(88,661)	—
Reduction in valuation allowance related to net operating loss carryforwards	(480,575)	—
Other	455	—

Income Tax Benefit, as adjusted	$(257,321)	$(119,701)

Effective Tax Rate	(28.92)%	35.00%

NOTE 6 – NOTES PAYABLE

Revolving Credit Agreement

On July 17, 2002, the Company signed a revolving credit agreement with a financial institution to borrow up to $15 million, based upon the amount of proved reserves attributable to the Company’s oil and gas properties. Interest expense is payable monthly at an interest rate equal to 1/4% over prime, as published by the Wall Street Journal, which was 5.5% at December 31, 2004. The credit agreement was amended in November 2004 to extend its maturity date to October 1, 2007.

The Company had net borrowings under the credit agreement of $7,745,000 and $4,505,000 as of December 31, 2004 and December 31, 2003, respectively. The Company incurred interest expense of $328,810 and $203,947 for the years ended December 31, 2004 and 2003, respectively, all of which was expensed as incurred. As of December 31, 2004, the Company's total borrowing base was $8.1 million, of which $90,000 was available for borrowing.

As of December 31, 2004 and December 31, 2003, the Company utilized a total of $265,000 and $165,000, respectively, of its available borrowing base under the credit facility to provide letters of credit against required state bonds in Louisiana and Texas relating to the Company’s operated oil and gas properties. The costs of maintaining the letters of credit, which are not reflected as principal draw downs under the credit facility, are included in interest expense.

During the year ended December 31, 2004, the Company borrowed a total of $4.23 million under the credit agreement to finance the May 2004 acquisition of the Cut Off field ($1.0 million), the June 2004 acquisition of three South Texas gas properties further described in Note 14 ($3.05 million), and additional property interest in the Rayne Field ($180,000).  The Company also repaid $990,000 in principal for the year ended December 31, 2004, in accordance with the terms of the credit agreement.

The credit agreement is collateralized by substantially all of the Company’s assets and the Company is subject to various covenants, representations and warranties as established by the credit agreement. The primary covenants agreed to by the Company under the credit agreement, as amended, include the following:

•                  The Company will maintain a total Tangible Net Worth of not less than $7,300,000, plus (a) fifty percent (50%) of net income (excluding losses) subsequent to June 30, 2004, and (b) one hundred (100%) of any increases in shareholders’ equity resulting from the sale or issuance of equity interests subsequent to June 30, 2004.

•                  The Company will maintain a ratio of quarterly EBITDAX (net income before interest expenses, taxes, depreciation, depletion, amortization, exploration costs, and other non-cash expenses less non-cash income and capitalized expenses) to quarterly interest expense of not less than 3.00.

•                  The Company will maintain a current ratio, determined quarterly, of Current Assets to Current Liabilities, exclusive of any current portion of principal outstanding under the credit agreement, of at least one to one.

The Company was in compliance with these covenants as of December 31, 2004 and December 31, 2003.

As of December 31, 2004 and December 31, 2003, the Company classified $1,650,000 and $560,000, respectively, of the outstanding principal under the credit agreement as a current liability, based on monthly principal payments required as a result of the Company’s latest applicable borrowing base review performed by the bank. The bank reviews the Company’s borrowing base every six months or in conjunction with a material acquisition. The Company’s next borrowing base review is scheduled for April 2005.

Convertible Subordinated Note

As discussed in Note 14, the Company issued to the Sellers of the Properties a Convertible Subordinated Note in the amount of $1,787,330, bearing interest at a rate of 7%. The Convertible Subordinated Note, including any accrued interest thereon, is convertible at any time during its term at a conversion price of $2.00 per share into 893,665 shares of the Company’s common stock. The Convertible Subordinated Note is fully subordinated to the Company’s existing credit agreement and may be paid off at any time without penalty to the Company. No principal payments are required on the Convertible Subordinated Note during the first two years it is outstanding. In the event the Convertible Subordinated Note is not converted into the Company’s common stock during this two year period, the Company will repay the principal outstanding ratably over 48 months until either the Convertible Subordinated Note has been fully repaid or the remaining principal outstanding on the Convertible Subordinated Note is converted into the Company’s common stock. The Company granted “piggy back” registration rights for the shares of common stock underlying the Convertible Subordinated Note and registered the underlying shares in December 2004. The Company incurred $68,812 in interest expense on the Convertible Subordinated Note for the year ended December 31, 2004.

Anticipated future maturities of the credit agreement and the Convertible Subordinated Note, based on principal outstanding as of December 31, 2004, are as follows:

Year	Amount
2005	$1,650,000
2006	2,060,652
2007	2,246,833
2008	2,246,833
Thereafter	1,328,012

Total	$9,532,330

NOTE 7 – COMMON STOCK AND COMMON STOCK EQUIVALENTS

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

As discussed in Note 13, on September 10, 2003, the Company’s wholly owned subsidiary, WEC, a Wyoming corporation, merged with and into Whittier Energy, effecting a change in control of the Company. As a result of the “reverse” merger, Whittier Energy became the wholly owned subsidiary of the Company. In exchange for their 100,000 shares of outstanding Whittier Energy common stock, the former Whittier Energy shareholders received 7,939,358 shares of the Company’s voting common stock and 100,000 shares of the Company’s Series A Preferred Stock, which was automatically convertible into 600,000 shares of the Company’s common stock on the availability of enough additional authorized but unissued shares necessary to effect the conversion. The Series A Preferred Stock automatically converted into the Company’s common stock upon completion of the reverse split on December 31, 2003. Whittier Energy’s former shareholders owned approximately 85% of the Company’s 10,046,296 shares of common stock outstanding as of December 31, 2003.

As a condition to the Merger, the Company terminated its existing employment agreement with Mr. Pollock, the former President and CEO, and a current director, of the Company, and entered into a new consulting agreement with him for an initial term of six months from the closing date of the Merger. The terms of the new consulting agreement provide for Mr. Pollock to receive $10,217 Canadian dollars per month during the initial term and a warrant to purchase 45,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the “Warrant”). The consulting agreement also provides for Mr. Pollock to receive $5,108 Canadian dollars per month for 24 months following the initial term, as well as $90,000 in accrued compensation to be used to pay the aggregate exercise price of the Warrant on the one year anniversary date of the Merger. The costs of the Warrant and the $180,000 severance portion of Mr. Pollock’s consulting agreement were recorded as part of Whittier Energy’s purchase price of Olympic. The Company estimated the fair value of the Warrant on the date of grant to be $32,445, based on the following weighted average assumptions: risk free interest rate of 1.20%, dividend yield of 0%, volatility factors of the expected market price of the Company’s common stock of 1.24, and a weighted average life expectancy of the Warrant of one year. The Warrant was fully exercised in September 2004.

Although the Company was considered the legal acquirer in the transaction, Whittier Energy acquired the Company for accounting purposes and the Company has conformed to Whittier Energy’s accounting methods, including use of a calendar year-end and the successful efforts method of accounting for its oil and gas properties. Whittier Energy had 100,000 shares of common stock outstanding at the time of the Merger and has never issued any form of common stock equivalents. Olympic, however, had a total of 187,500 stock options and 290,000 common stock warrants outstanding at the time of the Merger, including the Warrant issued as part of the Merger, all of which were fully vested and exercisable. The details of the Company’s options and warrants acquired as part of the merger are below.

Prior to the Merger, the Company (i.e. Olympic) had repriced 88,000 options to reflect an exercise price of $1.93 per share, subjecting the options to variable accounting treatment for the recognition of compensation expense. The Company’s stock price as of December 31, 2003 and December 31, 2004, respectively, was below the exercise price of the options and no additional compensation expense was recognized during the respective periods.

In October 2003, 125,000 warrants to purchase the Company’s common stock at an exercise price of $4.00 per share expired unexercised.

In December 2003, the Company’s Board of Directors approved a Long Term Incentive Plan (the “Plan”), which sets aside a total of 1.56 million shares of the Company’s common stock for issuance to the Company’s officers, directors, employees, and consultants. During the year ended December 31, 2004, the Company granted a total of 788,500 options to purchase the Company’s common stock at an average exercise price of $1.74 per share to certain employees and directors of the Company, of which 15,000 were cancelled in May 2004. The options vest ratably over a three year period from the date of grant and have a term of 5 years. The Plan was ratified by the Company’s stockholders at the Company’s annual meeting held in July 2004.

In January 2004, the Company issued 22,293 shares of its common stock valued at $1.80 per share to CK Cooper & Company, an investment banking firm, as payment of approximately $40,127 in outstanding investment banking fees related to the merger of Olympic and Whittier Energy. Alex Montano, a former director of the Company, is also a managing director of CK Cooper.

In 2004, 49,500 options to acquire the Company’s common stock at an exercise price of $1.93 per share expired unexercised.

In June 2004, warrants to purchase 120,000 shares of the Company’s common stock at an exercise price of $2.70 per share expired unexercised.

In June 2004, the Company closed a private placement with accredited investors for 1.38 million shares of the Company’s common stock priced at $1.75 per share and three-year warrants to purchase an additional 1.38 million shares of common stock at an exercise price of $2.50 per share. The private offering was fully subscribed and resulted in net proceeds to the Company of $2.3 million.  The Company also issued 29,813 shares of common stock and a related warrant to purchase an additional 29,813 shares of common stock at an exercise price of $2.50 per share to a registered broker/dealer as payment for services rendered as a placement agent in connection with the private placement. The Company used a significant portion of the net proceeds from the private placement to finance, in part, its June 2004 acquisition of various operated working interests in three gas fields in South Texas. See Note 14.

The Company has filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission to register a portion of (i) the common stock and (ii) common stock underlying the warrants, issued in the private offering, as well as the common stock underlying the warrant and Convertible Subordinated Note issued to the Sellers in connection with the Company’s acquisition of the South Texas Properties. The registration statement was declared effective prior to December 31, 2004.

As discussed in Note 14, in June 2004, the Company issued to the sellers of certain gas properties a three-year warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The fair market value of the warrant on the date of grant was estimated to be $135,000 using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.26%, dividend yield of 0%, volatility factors of the expected market price of the Company’s common stock of .71, and a weighted average life expectancy of the options of 1.5 years.

A summary of the Company’s stock option activity and related information for the periods ended is as follows:

	Shares Underlying Options	Weighted Average Exercise Price
Options Outstanding as of December 31, 2002	—	—
Options Acquired in Merger	187,500	$1.95
Options Issued	—	—
Options Exercised	—	—
Options Expired	—	—
Options Outstanding as of December 31, 2003	187,500	$1.95
Options Issued	788,500	$1.74
Options Exercised	—	—
Options Cancelled	(15,000)	$1.75
Options Expired	(49,500)	$1.93
Options Outstanding as of December 31, 2004	911,500	$1.79

Exercise price range $1.50 – 1.85 (Average life of 4.1 years) (None exercisable)	773,500	$1.74
Exercise price of $2.07 ($2.50 Canadian) (Average life of 3 months) (All exercisable)	78,000	$2.07
Exercise price of $2.00 (Average life of 9 months) (All exercisable)	60,000	$2.00

Exercisable options
December 31, 2003	187,500	$1.95
December 31, 2004	138,000	$2.04

The weighted average fair value of all options acquired by the Company as a result of the Merger was $1.04 per share as of September 10, 2003.

The following table summarizes all common stock warrants:

	Number of Stock Warrants	Exercise Price Range
Outstanding, December 31, 2002	—	—
Acquired in Merger	245,000	$2.70 – 4.63
Issued	45,000	$2.00
Expired	(125,000)	$4.63
Outstanding, December 31, 2003	165,000	$2.00 – 2.70
Issued	1,709,813	$2.50
Expired	(120,000)	$2.70
Exercised	(45,000)	$2.00
Outstanding, December 31, 2004	1,709,813	$2.50

The following table summarizes the price ranges of all common stock warrants outstanding as of December 31, 2004, all of which were fully vested and exercisable:

Number of Warrants	Exercise Price	Expiration Date
1,709,813	$2.50	6/17/07 – 6/30/07

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company’s Chief Operating Officer, Mr. Daniel Silverman, received a 4.63% net profits interest (“NPI”) in the Company’s investment in the Beaver Dam Creek Field upon completion of the transaction in 2002. The NPI entitled Mr. Silverman to 4.63% of the Company’s net operational cash flow from the field (i.e. revenues less operating costs and capital investment) after deducting related principal and interest payments under the Company’s Credit Facility described in Note 6. The Company did not make any distributions to Mr. Silverman for the NPI in 2003 and paid Mr. Silverman a total of $16,408 in net profits in 2002. In March 2004, the Company acquired the NPI from Mr. Silverman for $70,000.

NOTE 9 - COMMODITY PRICE RISKS AND CONCENTRATIONS OF CREDIT RISK

The Company’s activities include the selling of oil and gas.  Such commodities are subject to significant price volatility.  Consequently, the Company’s revenues will fluctuate based on the current prices of oil and gas.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, trade accounts receivable, and derivative instruments.

The Company places its excess cash investments with high quality financial institutions. The Company’s receivables relate to customers in the oil and gas industry, and as such, the Company is directly affected by the economy of the industry. The credit risk associated with the receivables is minimized by the customer base and monitoring of the customer credit worthiness. The Company has not experienced any losses from its receivables or cash investments and does not believe it has any significant concentration of credit risk. For the period ending December 31, 2004, the Company generated approximately 36% of its oil and gas revenue from crude oil sales to Shell Trading (US) Company. The Company had no other customers responsible for a minimum of 10% of its oil and gas revenues for 2004 or 2003.

NOTE 10 – FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company held various derivative instruments, including crude oil and natural gas option agreements known as “swaps” and “collars” during the year ended December 31, 2004 and 2003, respectively. Swaps are designed to fix the price of anticipated sales of future production, while collars are designed to establish floor and ceiling prices on anticipated sales of future production. The Company entered into the contracts at the time it acquired certain operated oil and gas property interests as a means to reduce the future price volatility on its sales of oil and gas production, as well as to achieve a more predictable cash flow from its oil and gas properties. The Company has designated its price hedging instruments as cash flow hedges in accordance with SFAS No. 133.

Further details relating to the Company’s hedging activities are as follows:

Hedging Contracts Held as of December 31, 2004:

		Nymex Contract Price
Contract Period and Type	Total Volume	Floor	Ceiling/Swap Price	Fair Value

Crude Oil Contracts (barrels)
Swap Contracts:
January 2005 – December 2005	36,000	N/A	$34.75	$(278,197)

Collar Contracts:
January 2005 – April 2005	15,000	$19.75	$22.75	(308,966)
January 2005 – December 2005	12,000	$26.00	$29.20	(160,152)
April 2005 – December 2005	9,000	$26.00	$28.95	(119,227)
January 2005 – December 2005	18,000	$31.00	$36.95	(121,512)
January 2006 – December 2006	96,000	$30.00	$34.25	(681,650)

Natural Gas Contracts (mmbtu)
Swap Contracts
January 2005 – December 2005	120,000	N/A	$6.02	(27,465)

Collar Contracts:
January 2005 – December 2005	120,000	$4.00	$7.20	(38,576)
January 2005 - March 2005	72,000	$6.20	$8.40	23,068
April 2005 - September 2005	144,000	$5.75	$6.05	(34,090)
October 2005 - December 2005	72,000	$5.75	$6.75	(22,668)
January 2006 – December 2006	120,000	$5.00	$6.45	(55,005)

			Total	$(1,824,440)

Hedging Contracts Held as of December 31, 2003:

		Nymex Contract Price
Contract Period and Type	Total Volume	Floor	Ceiling/Swap Price	Fair Value

Crude Oil Contracts (barrels)
Swap Contracts:
January 2004 – December 2004	15,000	N/A	$22.15	$(119,712)

Collar Contracts:
January 2004 – September 2004	9,000	$24.50	$29.55	(20,542)
January 2004 – December 2004	35,000	$18.00	$22.00	(292,861)
January 2004 – December 2004	24,000	$24.00	$29.25	(53,239)
January 2005 – April 2005	15,000	$19.75	$22.75	(85,174)

Natural Gas Contracts (mmbtu)
Collar Contracts:
January 2004 – March 2004	39,900	$4.00	$8.75	(2,506)

			Total	$(574,034)

The Company accounts for its derivatives as cash flow hedging instruments, and recognizes gains or losses on settlement of its hedging instruments in oil and gas revenues, and changes in their fair value as a component of other comprehensive income, net of deferred taxes. The Company recognized pre-tax losses in oil and gas revenues of $1,519,775 and $703,252 for the year ended December 31, 2004 and 2003, respectively, due to realized settlements of its price hedge contracts during the respective periods. The Company recorded unrealized losses on cash flow hedging contracts of $1,178,036, net of deferred taxes of $634,327, for the year ended December 31, 2004. Comparatively, the Company recorded unrealized losses of $373,128, net of deferred taxes of $200,912, for the year ended December 31, 2003. As of December 31, 2004, the Company anticipates $707,060 of unrealized losses, net of deferred taxes of $380,725, will be reclassified into earnings during 2005. The Company recorded a loss of $12,077 for the ineffective portion of the cash flow hedges for the year ended December 31, 2004. As of December 31, 2004, the Company changed its method of testing the effectiveness of our cash flow hedges from the dollar offset method to regression analysis.

The following table details the activity of the cash flow hedges on an after-tax basis for the period ending December 31, 2004.

	Pre tax	After-tax
	(in thousands)	(in thousands)
Accumulated other comprehensive loss, December 31, 2003	$(574)	$(373)
Reclassified into earnings	1,520	988
Change in fair market value	(2,782)	(1,801)
Ineffective portion of cash flow hedges	12	8
Accumulated other comprehensive loss, December 31, 2004	$(1,824)	$(1,178)

NOTE 11 – RETIREMENT PLANS

Prior to the Merger, Mr. Rhodes, the Company’s President and Chief Executive Officer, participated in various retirement and savings plans of the M. H. Whittier Corporation, an affiliate of the Company. The Company paid the applicable costs into the various plans relating to Mr. Rhodes and recorded such costs in the Company’s results from operations. As less than 2% of the participants in the M.H. Whittier Corporation’s plans were employed by the Company, no additional information on the various plans is presented herein. The costs to the Company are not considered material to the Company’s overall financial results.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company entered into a rental lease for approximately 2,910 square feet of corporate office space in Houston, Texas on April 1, 2004, for a renewable term of 90 months. The renewal option of the lease allows the Company to extend the term of the lease for one term of five years with written notice nine months prior to the expiration date of the lease. The Company has a one-time option to cancel the lease after the 51st month of the inception of the lease. The lease requires payments of approximately $5,000 per month. The Company’s future minimum annual lease payments for the next five years are as follows:

Year	Amount
2005	$60,000
2006	60,000
2007	60,000
2008	60,000
2009	60,000
Thereafter	105,000

Total	$405,000

In February 2005, the Company executed a preferential right to lease an additional 2,132 square feet adjacent to its existing office lease for approximately $3,700 per month beginning in June 2005, subject to the same general terms and conditions as the Company’s existing lease.

NOTE 13 – MERGER OF WEC ACQUISITION, INC. AND WHITTIER ENERGY COMPANY

As discussed in Note 1, on September 10, 2003, the Company’s wholly owned subsidiary, WEC, a Wyoming corporation, merged with and into Whittier Energy, effecting a change in control of the Company. As a result of the “reverse” merger, Whittier Energy became the wholly owned subsidiary of the Company. In exchange for their 100,000 shares of outstanding Whittier Energy common stock, the former Whittier Energy shareholders received 7,939,358 shares of the Company’s voting common stock and 100,000 shares of the Company’s Series A Preferred Stock, which was automatically convertible into 600,000 shares of the Company’s common stock upon the availability of enough additional authorized but unissued shares necessary to effect the conversion. Whittier Energy’s former shareholders owned approximately 85%, assuming conversion of the Series A Preferred Stock, upon completion of the Merger. The Series A Preferred Stock automatically converted into the Company’s common stock upon completion of the Company’s one-for-ten reverse split on December 31, 2003 (See Note 7).

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

Although the Company is considered the legal acquirer in the transaction, Whittier Energy acquired the Company for accounting purposes and the Company has conformed to Whittier Energy’s accounting methods, including use of a calendar year-end and the successful efforts method of accounting for its oil and gas properties. The purchase price of the transaction was determined using the net asset value method. The aggregate purchase price, as adjusted, was $1,272,499, including cash of $765,367.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, as adjusted:

As of Sept. 10, 2003

Current Assets:
Cash	$765,367
Accounts Receivable	237,341
Marketable Securities	71,720
Oil and Gas Properties at 9/1/03,
Net of deferred taxes	865,526

Total Assets Acquired	1,939,954

Current Liabilities:
Accounts Payable	(667,455)

Net Assets Acquired	$1,272,499

NOTE 14 – ACQUISITION OF SOUTH TEXAS GAS PROPERTIES

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

The consideration paid for the Properties consisted of i) the payment of approximately $5.7 million in cash; ii) the issuance of a six year, approximate $1.8 million subordinated note bearing an interest rate of 7% and convertible into the Company’s common stock at a conversion price of $2.00 per share; iii) a commitment to drill four wells over a 24-month period and pay certain drilling costs on behalf of the Sellers’ retained working interests in those wells (the “Drilling Commitment”); iv) certain future price sharing arrangements through June 30, 2008 in the event actual prices per Mcf received by the Company exceed agreed upon pricing levels (the “Upside Price Sharing Agreement”); and v) the issuance of a three year warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $2.50 per share.

The $5.7 million cash portion of the purchase price was funded through $3.05 million in additional borrowings under the Company’s existing credit agreement (see Note 6), cash proceeds from the sale by the Company of equity in a private offering (see Note 7), and available working capital, reduced by a $600,000 purchase price adjustment for the Company’s net revenues from the Properties from the March 1, 2004 effective date of the transaction. The approximate $1.8 million Convertible Subordinated Note is more fully described in Note 6.

Under the terms of the Drilling Commitment, the Company must drill a total of four wells, including two wells in the Scott & Hopper Field and two wells in the North Rincon Field, or reassign a portion of the undeveloped acreage in the Scott & Hopper and North Rincon fields to the Sellers.  The Company must begin drilling the first two wells on or before March 2005 and June 2005, respectively, in order for the Company to retain its undeveloped acreage rights in each field.  The Company must begin drilling the next two wells on or before December 2005 and June 2006, respectively, or the Company will reassign 50% of its undeveloped acreage rights in each field. The Company has also agreed to carry the Sellers’ drilling costs for the four wells up to “casing election point” (i.e. the decision point on whether to complete the well or abandon it as a dry hole). The estimated capital costs to drill these wells, net to the Company’s interest and including the Sellers’ carried interests, is approximately $3.1 million, which we expect to fund using future cash flows from operations. In the event the Company does not drill the required wells, the Company’s interests in existing wells on the Properties would be unaffected, as well as the Company’s undeveloped acreage in the Tom Lyne Field, which is not subject to the Drilling Commitment. The Company drilled the initial Scott & Hopper well under the terms of the Drilling Commitment, and is currently preparing a well location for the initial commitment well in the North Rincon Field.

The Company has also entered into a four-year gas price sharing agreement from July 1, 2004 through June 30, 2008. Under the terms of the Upside Price Sharing Agreement, the Sellers will receive 50% of the excess, if any, of the Company’s net revenues for prices per Mcf received on production from the Properties in excess of an agreed target price during the sharing period. The Company has hedged a significant portion of the gas production from the Properties in a manner consistent with the Company’s hedging arrangements on production from its existing properties. The net revenues per Mcf received would be calculated as net revenues after considering hedge settlements, transportation and marketing costs, divided by net volumes produced. Any resulting payments due to the Sellers under the Upside Price Sharing Agreement at the end of each 12 month period would be netted for any applicable production taxes, as well. The target prices are $6.25, $6.50, $6.75, and $7.00 for the fiscal years ended June 30, 2005, 2006, 2007, and 2008, respectively. The Company did not incur a liability under the terms of the Upside Price Sharing Agreement as of December 31, 2004.

SUPPLEMENTAL INFORMATION – DISCLOSURES ABOUT OIL AND GAS

PRODUCING ACTIVITIES - UNAUDITED

The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the SEC and SFAS No. 69, “Disclosures About Oil and Gas Producing Activities.”

The following estimates of reserve quantities and related standardized measure of discounted net cash flows are estimates only, and are not intended to reflect realizable values or fair market values of the Company’s reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than producing oil and gas properties. Additionally, the price of oil has been very volatile and downward changes in prices can significantly affect quantities that are economically recoverable. Accordingly, these estimates are expected to change as future information becomes available and these changes may be significant.

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

Proved Oil and Gas Reserve Quantities

(All within the United States)

	Oil Reserves	Gas Reserves
	(Bbls.)	(Mcf.)
Proved developed and undeveloped reserves:

Balance December 31, 2002	1,568,404	1,406,188
Revision of previous estimates	(53,194)	433,502
Purchases of minerals in place	92,280	1,353,940
Extensions, discoveries and other additions	21,790	241,680
Production	(166,510)	(446,760)

Balance December 31, 2003	1,462,770	2,988,550
Revision of previous estimates	109,677	(166,446)
Purchases of minerals in place	383,099	3,288,713
Extensions, discoveries and other additions	711	271,242
Sales of minerals in place	(42,969)	(28,198)
Production	(178,303)	(794,831)

Balance December 31, 2004	1,734,985	5,559,030

Proved Developed Reserves:

Balance December 31, 2002	1,559,029	1,397,800
Balance December 31, 2003	1,462,770	2,676,060
Balance December 31, 2004	1,603,964	4,094,890

SUPPLEMENTAL INFORMATION – DISCLOSURES ABOUT OIL AND GAS

PRODUCING ACTIVITIES-UNAUDITED

(All Amounts in Thousands)

Capitalized Costs Relating to Oil and Gas Producing Activities (All within the United States)

	Year Ended December 31,
	2004	2003

Proved oil and gas properties	$23,400	$13,515
Unproved oil and gas properties	1,951	695

Accumulated depreciation and depletion	(6,192)	(3,863)

Net capitalized cost	$19,159	$10,347

Cost Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

(All within the United States)

	Year Ended December 31,
	2004	2003

Acquisition costs	$9,828	$2,638
Exploration and appraisal costs	693	348
Development costs	1,560	1,348
	$12,081	$4,334

Results of operations for producing activities (All within the United States)

	Year Ended December 31,
	2004	2003

Oil and gas revenues	$10,132	$6,154
Lease operating expenses	(2,962)	(2,117)
Production taxes	(1,230)	(642)
Depreciation, depletion, and amortization	(2,470)	(1,368)
Exploration expense	(891)	(156)
Accretion of Future Abandonment Obligation	(12)	(9)

Net results of operations before income taxes	2,567	1,862
Provision for income taxes	(898)	(652)
Results of operations	$1,669	$1,210

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proven Oil and Gas Reserves (All within the United States)

	Year Ended December 31,
	2004	2003

Future cash inflows	$107,105	$64,380
Future development costs	(3,573)	(254)
Future production costs	(51,479)	(30,284)
Future income tax expenses	(13,435)	(9,743)
Future net cash flows	38,618	24,099
10% annual discount for estimated timing of cash flows	(13,767)	(8,966)
Standardized measure of discounted net cash flows	$24,851	$15,133

Principal sources of change in the standardized measure of discounted future net cash flows

	Year Ended December 31,
	2004	2003

Beginning balance	$15,133	$12,362
Oil and gas sales	(5,940)	(3,395)
Purchases of minerals in place	12,541	5,758
Sales of minerals in place	(581)	—
Extensions and discoveries	1,000	1,407
Net changes in prices, production cost and future development cost	5,187	215
Net changes due to revisions of previous quantity estimates	—	(19)
Development cost incurred	(1,560)	(1,348)
Accretion of discount	2,125	1,728
Net change in income taxes	(2,549)	(1,277)
Other	(505)	(298)
Ending balance	$24,851	$15,133