Form 10QSB
period 2005-03-31
WHITTIER ENERGY CORP
filed 2005-05-13
CIK 1108520

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

                YES  ☒                   NO  ☐

As of May 14, 2005 the Registrant had 11,583,502 shares of its $.001 par value common stock issued and outstanding.

Part I — Summarized Financial Information

Item 1 — Financial Statements

Whittier Energy Corporation

Consolidated Balance Sheets

(In Thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,802	$1,461
Accounts receivable, net of allowances	2,218	2,491
Income tax receivable	—	28
Deferred income tax asset - commodity price hedging contracts	905	376
Prepaid assets	95	108

Total current assets	5,020	4,464

Restricted cash	1,000	—
Investments in partnerships	273	284
Investments in marketable securities	1,525	1,054
Oil and gas properties (successful efforts method), and equipment and fixtures, net	19,991	19,244

Total assets	$27,809	$25,046

See accompanying notes.

Whittier Energy Corporation

Consolidated Balance Sheets

(In Thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,256	$2,814
Taxes payable	42	29
Commodity price hedging contracts, current portion	2,596	1,087
Revolving credit facility, current portion	1,500	1,650
Total current liabilities	7,394	5,580

Deferred income tax liability	754	650
Revolving credit facility	6,945	6,095
Convertible subordinated note payable	1,787	1,787
Asset retirement obligation	127	121
Commodity price hedging contracts	1,450	737
Total liabilities	18,457	14,970

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 11,523,402 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	12	12
Additional paid-in capital	5,165	5,171
Accumulated other comprehensive income, unrealized gain on marketable securities, net of taxes of $244 and $64, at March 31, 2005 and December 31, 2004	453	119
Accumulated other comprehensive loss, hedging contracts, net of taxes of $1,360 and $634, at March 31, 2005 and December 31, 2004	(2,502)	(1,178)
Retained earnings	6,224	5,952
Total stockholders’ equity	9,352	10,076

Total liabilities and stockholders’ equity	$27,809	$25,046

See accompanying notes.

Whittier Energy Corporation

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Share Data)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

Oil and gas revenues	$2,801	$1,903
Gain from property sales	—	242

Gross income from operations	2,801	2,145

Costs and expenses:
Lease operating expenses	813	475
Production taxes	252	160
Depreciation, depletion, and amortization	688	519
Exploration expense	16	—
Ineffective portion of hedge contracts	185	—
General and administrative expenses	437	408

Total costs and expenses	2,391	1,562

Income from operations	410	583

Other income (expense):
Interest and dividend income	1	—
Interest expense	(105)	(51)
Partnership income	57	36
Gain from sale of marketable securities	56	—
Impairment of marketable securities	—	(645)

Other income (expense)	9	(660)

Income (loss) before income taxes	419	(77)
Provision for income tax	(147)	(199)
Net income (loss)	$272	$(276)

See accompanying notes.

Whittier Energy Corporation

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Share Data)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

Basic earnings (loss) per share:
Net income (loss) per share	$.02	$(.03)
Weighted average number of shares outstanding (basic)	11,523,402	10,065,404

Diluted earnings (loss) per share:
Net income (loss) per share	$.02	$(.03)
Weighted average number of shares outstanding (dilutive)	12,518,836	10,065,404

Net income (loss)	$272	$(276)
Diluted net income:
Interest on Convertible Subordinated Note	23	—
Diluted net income	$295	$(276)

Basic shares outstanding
Dilutive securities outstanding:	11,523,402	10,065,404
Stock options and warrants	101,769	—
Convertible Subordinated Note	893,665	—
Diluted shares outstanding, assuming conversion of dilutive securities	12,518,836	10,065,404

See accompanying notes.

Whittier Energy Corporation

Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
Cash flows from operating activities
Net income (loss)	$272	$(276)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion, and amortization	688	519
Deferred income tax provision	147	199
Gain on the sale of oil and gas properties	—	(242)
Gain on the sale of marketable securities	(56)	—
Exploration expense	16	—
Partnership income	(57)	(36)
Impairment of marketable securities	—	645
Ineffective portion of hedge loss	185	—
(Increase) decrease in accounts receivable	273	(10)
(Increase) decrease in prepaids and other receivables	13	(15)
Increase (decrease) in accounts payable	442	(165)
Increase in taxes payable	13	—
Net cash provided from operating activities	1,936	619

Cash flows from investing activities
Investment in oil and gas properties	(1,362)	(659)
Increase in restricted cash	(1,000)	—
Proceeds from sale of oil and gas properties	—	525
Investments in partnerships	(6)	(18)
Distributions from partnerships	73	57
Net cash used in investing activities	(2,295)	(95)

Cash flows from financing activities
Payments on revolving credit facility	(300)	(240)
Proceeds from revolving credit facility	1,000	—
Net cash provided from financing activities	700	(240)

Whittier Energy Corporation

Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004

Net increase in cash and cash equivalents	$341	$284

Cash and cash equivalents at beginning of period	1,461	1,037

Cash and cash equivalents at end of period	$1,802	$1,321

Supplemental cash flow disclosure
Interest paid	$104	$52

Supplemental schedule of non-cash investing and financing activities
Issuance of common stock in exchange for settlement of outstanding investment banking fees	—	$40

See accompanying notes.

Whittier Energy Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.             General

Whittier Energy Corporation, formerly Olympic Resources Ltd, a Nevada corporation (“Whittier”), is an independent oil and gas exploration and production company engaged in the acquisition, exploration and development of oil and gas properties in the continental United States. As of March 31, 2005, Whittier had four wholly owned subsidiaries, including Whittier Energy Company (“Whittier Energy”), a Nevada corporation, Whittier Operating, Inc. (“Whittier Operating”), a Texas corporation, Olympic Resources (Arizona) Ltd. (“Olympic Arizona”), an Arizona corporation, and RPC Acquisition, Inc., a Delaware corporation. Whittier Operating is a direct subsidiary of Whittier Energy. References to the “Company” refer to Whittier and its subsidiaries.

On April 18, 2005, Whittier entered into a definitive agreement to acquire RIMCO Production Company, Inc., a privately held Delaware corporation (“RIMCO”), for $56 million, including $55 million in cash and $1 million in assumed bank debt. Whittier will acquire working interests in approximately 116 active wells and one unit in 18 producing fields principally located in the Gulf Coast region in Texas, Louisiana, and Alabama and in the Permian Basin. The transaction will add approximately 4.1 million barrels of oil equivalent (“Mmboe”) of proved reserves, 1,400 barrels of oil equivalent (Boe) of daily production, and significant undeveloped acreage with multiple prospects. The board of directors of both companies have unanimously approved the transaction which is expected to close on or before June 17, 2005, subject to the approval of the RIMCO shareholders and the completion of customary due diligence. Whittier intends to fund the transaction with a combination of equity and bank debt. The proposed transaction is more fully described in Note 13.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Reference should be made to the relevant notes to the financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Prior period amounts have been reclassified to conform with current year presentation, including netting deferred tax assets and liabilities on the Company’s consolidated balance sheet and reclassifying the Company’s liability for its hedging commodity contracts between current and long-term liabilities. Such reclassifications had no effect on the Company’s net income or stockholders’ equity.

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

2.             Earnings (Loss) Per Common Share

Basic earnings/(loss) per common share is calculated by dividing net income or loss by the aggregate weighted average number of shares outstanding during the period. Diluted earnings/(loss) per share considers the dilutive effect of the average number of common stock equivalents, consisting of the Company’s common stock options and warrants and common stock underlying a convertible note (see Note 9) that were outstanding during the period. The Company’s total weighted average number of dilutive and anti-dilutive common stock equivalents outstanding as of March 31, 2005 were 995,434 and 1,709,813, respectively.

3.             New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share—Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires a company to recognize equity based compensation, including stock option grants, at fair value in the income statement, and discontinues accounting for equity based compensation under APB Opinion No. 25, the intrinsic value method. The requirements of this pronouncement are effective for fiscal periods beginning after December 15, 2005, for small business filers. Whittier currently accounts for equity based compensation using APB Opinion No. 25 under which no compensation cost for employee stock options has been recognized. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operations, as required currently. The Company will adopt SFAS No. 123(R) as of January 1, 2006. The Company is currently evaluating the impact of the adoption of SFAS No. 123(R) on its financial statements.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The Company’s pro forma information, in thousands, is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

Net income (loss) under APB No. 25	$272	$(276)

Deduct: Total stock-based compensation expense determined under the fair value method, net of tax	(62)	(84)

Pro forma net income (loss)	$210	$(360)

Pro forma basic earnings (loss) per share	$.02	$(.04)

Pro forma diluted earnings (loss) per share	$.02	$(.04)

In April 2005, 60,100 and 17,900 options to acquire the Company’s common stock at an exercise price of $2.50 Canadian were exercised and expired unexercised, respectively.

In April 2005, 122,834 options to acquire the Company’s common stock at an average exercise price of $2.59 were granted to employees and consultants of the Company.

5.             Asset Retirement Obligation

As of March 31, 2005, the Company had an estimated future abandonment obligation of $126,723, including $102,625 in costs capitalized to oil and gas properties and $24,098 in cumulative accretion expense.

The activity related to the Company’s future asset retirement obligation for the quarter ended March 31, 2005, is as follows (in thousands):

Three Months
Ended March 31,
2005
Beginning asset retirement obligation	$121
Liabilities incurred during the period	2
Liabilities settled during the period	—
Accretion expense	4
Ending asset retirement obligation	$127

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

The carrying amount and estimated market value of the investments as of March 31, 2005 and December 31, 2004 are as follows (in thousands):

	As of March 31, 2005
	Cost	Fair Value

Chaparral Resources, Inc., 500,350 Shares	$500	$1,251

PYR Energy, Inc., 173,625 Shares	328	274

Total	$828	$1,525

	As of December 31, 2004
	Cost	Fair Value

Chaparral Resources, Inc., 543,850 Shares	$544	$870

PYR Energy, Inc., 173,625 Shares	328	184

Total	$872	$1,054

The Company recognizes any unrealized gain or loss on its marketable securities when the securities are sold or when the Company determines that a permanent impairment has occurred. As of March 31, 2004, the Company reclassified its unrealized loss in Chaparral Resources, Inc. (“Chaparral”) as “other than temporary” and recognized an impairment of $645,476, reducing the Company’s book basis in the securities to $543,850. The Company intends to dispose of its investment in Chaparral in order to utilize the proceeds for the acquisition, exploration and development of oil and gas properties. As of March 31, 2005, the Company had sold 43,500 shares of Chaparral for $99,540, realizing a gain of $56,040.

After considering the write-down of the Chaparral common stock, the Company has classified the remaining unrealized gains and losses in its marketable securities as temporary in nature. The Company’s investment in Chaparral has appreciated from the Company’s cost basis in the stock after recognition of the impairment in the first quarter of 2004. The Company recorded an unrealized gain as a component of other comprehensive income of $453,135, net of deferred taxes of $243,995, for the period ended March 31, 2005 and recorded an unrealized gain of $118,708, net of deferred taxes of $63,920, for the period ended December 31, 2004.

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

A reconciliation of the pre and post-tax impact of the Company’s marketable securities on accumulated other comprehensive income for the period ended March 31, 2005 is as follows (in thousands):

	Pre-tax	After-tax
Accumulated other comprehensive income, December 31, 2004	$183	$119
Reclassified into earnings	(56)	(36)
Change in fair market value	569	370
Accumulated other comprehensive income, March 31, 2005	$696	$453

7.             Investments in Partnerships

The original cost basis, cumulative distributions and book value of the Company’s partnership investments as of March 31, 2005 and December 31, 2004, were as follows (in thousands):

	Investment	Cumulative	March 31, 2005
	Cost Basis	Distributions	Net Book Value

KAB Acquisition L.P. - II, 8.0% Limited Partnership Interest	$150	$(251)	$—
KAB Acquisition L.P. - III, 6.4286% Limited Partnership Interest	150	(187)	—
KAB Acquisition L.L.L.P. - IV, 7.2% Limited Partnership Interest	150	(234)	—
KAB Acquisition L.L.L.P. — V, 7.5% Limited Partnership Interest	150	(152)	—
KAB Acquisition L.L.L.P. - VI, 2.1825% Limited Partnership Interest	150	(58)	92
Avalanche Royalty Partners LLC, 8.925% Membership Interest	341	(457)	—
Rincon Energy Partners, LLC, 10% Membership Interest	181	—	181

Total	$1,272	$(1,339)	$273

	Investment	Cumulative	December 31, 2004
	Cost Basis	Distributions	Net Book Value

KAB Acquisition L.P. - II, 8.0% Limited Partnership Interest	$150	$(247)	$—
KAB Acquisition L.P. - III, 6.4286% Limited Partnership Interest	150	(178)	—
KAB Acquisition L.L.L.P. - IV, 7.2% Limited Partnership Interest	150	(218)	—
KAB Acquisition L.L.L.P. — V, 7.5% Limited Partnership Interest	150	(139)	11
KAB Acquisition L.L.L.P. - VI, 2.1825% Limited Partnership Interest	150	(52)	98
Avalanche Royalty Partners LLC, 8.925% Membership Interest	341	(432)	—
Rincon Energy Partners, LLC, 10% Membership Interest	175	—	175

Total	$1,266	$(1,266)	$284

The Company records its book value in partnership investments at the lower of cost or fair market value, less cumulative cash distributions from each investment. Cash distributions in excess of basis are recorded as partnership income and any impairment of partnership investment is recorded as a charge to income.  The Company periodically reviews its partnership investments for impairment by comparing each investment’s book value against its fair value. Management uses its best efforts to estimate fair value in its partnership investments, based on the historical and expected future performance of each investment, as well as consideration of any significant events affecting the underlying assets of each partnership, which may limit the Company’s ability to recover its investment. Any resulting impairment is recorded in earnings in the period the Company determines that an impairment exists. The Company recognized partnership income of $56,732 for the quarter ended March 31, 2005, compared to partnership income of $36,412 for the quarter ended March 31, 2004.

8.             Oil and Gas Properties, Equipment and Fixtures

The Company recognized $688,234 in depletion, depreciation and amortization expense for the three months ended March 31, 2005, compared to $519,433 for the three months ended March 31, 2004.

In February 2004, the Company sold all of its approximate 5% working interest in the Cascade Field in Los Angeles County, California to a private company for $525,000, generating a gain of $242,018.  The Company utilized a portion of the proceeds to acquire an additional 10% working interest in the Bonnie View Field in Refugio County, Texas, for approximately $195,000, increasing the Company’s operated working interest in the property to 71.38%.

9.             Notes Payable

The Company’s outstanding debt obligations as of March 31, 2005, include a revolving credit facility and Convertible Subordinated Note, which are described below in more detail.  For the quarter ended March 31, 2005, the Company incurred interest expense of $105,294, net of capitalized interest of $40,716.  The interest expense for the quarter ended March 31, 2005, included interest expense of $104,670 incurred on the Credit Facility, $31,278 of interest incurred on the Convertible Subordinated Note and $10,062 incurred on the amortization of debt issuance costs.  For the quarter ended March 31, 2004, the Company incurred interest expense of $51,393 on the Credit Facility.

Revolving Credit Agreement

On July 17, 2002, the Company signed a revolving credit agreement with a financial institution to borrow up to $15 million, based upon the amount of proved reserves attributable to the Company’s oil and gas properties. Interest expense is payable monthly at an interest rate equal to 1/4% over prime, as published by the Wall Street Journal, which was 5.75% at March 31, 2005. The credit agreement was amended in November 2004 to extend its maturity date to October 1, 2007.

The Company had net borrowings under the credit agreement of $8,445,000 and $7,745,000 as of March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005, the Company’s total borrowing base was $8.8 million, of which $90,000 was available for borrowing.

As of March 31, 2005 and December 31, 2004, the Company utilized a total of $265,000 of its available borrowing base under the credit facility to provide letters of credit against required state bonds in Louisiana and Texas relating to the Company’s operated oil and gas properties. The costs of maintaining the letters of credit, which are not reflected as principal draw downs under the credit facility, are included in interest expense.

During the quarter ended March 31, 2005, the Company borrowed $1 million under the credit agreement to finance an escrow account required as part of the Company’s Merger Agreement with RIMCO Production Company, Inc., entered into during April 2005. The Merger Agreement is more fully described in Note 13.

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

•                  The Company will maintain a current ratio, determined quarterly, of Current Assets to Current Liabilities, exclusive of any current portion of principal outstanding under the credit agreement and the current fair value of outstanding commodity price hedging contracts, of at least one to one.

The Company was in compliance with these covenants as of March 31, 2005 and December 31, 2004.

As of March 31, 2005 and December 31, 2004, the Company classified $1,500,000 and $1,650,000, respectively, of the outstanding principal under the credit agreement as a current liability, based on monthly principal payments required as a result of the Company’s latest applicable borrowing base review performed by the bank. The bank reviews the Company’s borrowing base every six months or in conjunction with a material acquisition. The Company’s next borrowing base review is scheduled for May 2005.

Convertible Subordinated Note

In June 2004, the Company issued to the sellers of certain South Texas gas properties a Convertible Subordinated Note in the amount of $1,787,330, bearing interest at a rate of 7%. The Convertible Subordinated Note, including any accrued interest thereon, is convertible at any time during its term at a conversion price of $2.00 per share into 893,665 shares of the Company’s common stock. The Convertible Subordinated Note is fully subordinated to the Company’s existing credit agreement and may be paid off at any time without penalty to the Company. No principal payments are required on the Convertible Subordinated Note during the first two years it is outstanding. In the event the Convertible Subordinated Note is not converted into the Company’s common stock during this two-year period, the Company will repay the principal outstanding ratably over 48 months until either the Convertible Subordinated Note has been fully repaid or the remaining principal outstanding on the Convertible Subordinated Note is converted into the Company’s common stock. The Company granted “piggy back” registration rights for the shares of common stock underlying the Convertible Subordinated Note and registered the underlying shares in December 2004. The Company incurred $31,278 in interest expense on the Convertible Subordinated Note for the three months ended March 31, 2005.

Anticipated future maturities of the credit agreement and the Convertible Subordinated Note, based on principal outstanding as of March 31, 2005, are as follows (in thousands):

Year	Amount
2005	$1,050
2006	2,060
2007	2,247
2008	2,247
Thereafter	2,628

Total	$10,232

10.          Commodity Price Risk Hedging Instruments

The Company held various derivative instruments, including crude oil and natural gas option agreements known as “swaps” and “collars” as of March 31, 2005 and December 31, 2004. Swaps are designed to fix the price of anticipated sales of future production, while collars are designed to establish floor and ceiling prices on anticipated sales of future production. The Company entered into the contracts at the time it acquired certain operated oil and gas property interests as a means to reduce the future price volatility on its sales of oil and gas production, as well as to achieve a more predictable cash flow from its oil and gas properties. The Company has designated its price hedging instruments as cash flow hedges in accordance with SFAS No. 133.

Further details relating to the Company’s hedging activities are as follows:

Hedging Contracts Held as of March 31, 2005:

		Nymex Contract Price
	Total		Ceiling/Swap	Fair Value
Contract Period and Type	Volume	Floor	Price	(in thousands)

Crude Oil Contracts (barrels)
Swap Contracts:
April 2005 — December 2005	27,000	N/A	$34.75	$(583)

Collar Contracts:
April 2005	3,750	$19.75	$22.75	(123)
April 2005 — December 2005	9,000	$26.00	$29.20	(244)
April 2005 — December 2005	9,000	$26.00	$28.95	(246)
April 2005 — December 2005	13,500	$31.00	$36.95	(264)
January 2006 — December 2006	96,000	$30.00	$34.25	(1,843)

Natural Gas Contracts (mmbtu)
Swap Contracts
April 2005 — December 2005	90,000	N/A	$6.02	(154)

Collar Contracts:
April 2005 — December 2005	90,000	$4.00	$7.20	(85)
April 2005 - September 2005	144,000	$5.75	$6.05	(211)
October 2005 - December 2005	72,000	$5.75	$6.75	(118)
January 2006 — December 2006	120,000	$5.00	$6.45	(175)
			Total	$(4,046)

Hedging Contracts Held as of December 31, 2004:

		Nymex Contract Price
	Total		Ceiling/Swap	Fair Value
Contract Period and Type	Volume	Floor	Price	(in thousands)

Crude Oil Contracts (barrels)
Swap Contracts:
January 2005 — December 2005	36,000	N/A	$34.75	$(278)

Collar Contracts:
January 2005 — April 2005	15,000	$19.75	$22.75	(309)
January 2005 — December 2005	12,000	$26.00	$29.20	(160)
April 2005 — December 2005	9,000	$26.00	$28.95	(119)
January 2005 — December 2005	18,000	$31.00	$36.95	(121)
January 2006 — December 2006	96,000	$30.00	$34.25	(682)

Natural Gas Contracts (mmbtu)
Swap Contracts
January 2005 — December 2005	120,000	N/A	$6.02	(27)

Collar Contracts:
January 2005 — December 2005	120,000	$4.00	$7.20	(39)
January 2005 - March 2005	72,000	$6.20	$8.40	23
April 2005 - September 2005	144,000	$5.75	$6.05	(34)
October 2005 - December 2005	72,000	$5.75	$6.75	(23)
January 2006 — December 2006	120,000	$5.00	$6.45	(55)
			Total	$(1,824)

The Company accounts for its derivatives as cash flow hedging instruments, and recognizes gains or losses on settlement of its hedging instruments in oil and gas revenues, and changes in their fair value as a component of other comprehensive income, net of deferred taxes. The Company recognized pre-tax losses in oil and gas revenues of $567,126 and $199,389 for the quarters ended March 31, 2005 and 2004, respectively, due to realized settlements of its price hedge contracts during the respective periods. The Company recorded unrealized losses on cash flow hedging contracts of $1,324,169, net of deferred taxes of $713,014, for the three months ended March 31, 2005. Comparatively, the Company recorded unrealized losses of $606,830 net of deferred taxes of $326,754, for the three months ended March 31, 2004. As of March 31, 2005, the Company anticipates $1,190,365 of unrealized losses, net of deferred taxes of $640,966, will be reclassified into earnings during 2005. The Company recorded a loss of $184,546 for the ineffective portion of the cash flow hedges for the quarter ended March 31, 2005. As of December 31, 2004, the Company changed its method of testing the effectiveness of its cash flow hedges from the dollar offset method to regression analysis.

The following table details the activity of the cash flow hedges on a pre-tax and after-tax basis for the period ending March 31, 2005 (in thousands).

	Pre-tax	After-tax
Accumulated other comprehensive loss, December 31, 2004	$(1,824)	$(1,178)
Reclassified into earnings	567	369
Change in fair market value	(2,790)	(1,813)
Ineffective portion of cash flow hedges	185	120
Accumulated other comprehensive loss, March 31, 2005	$(3,862)	$(2,502)

11.          Related Party Transactions

The Company’s Chief Operating Officer, Daniel Silverman, received a 4.63% net profits interest (“NPI”) in the Company’s investment in the Beaver Dam Creek Field upon completion of the transaction in 2002. The NPI entitled Mr. Silverman to 4.63% of the Company’s net operational cash flow from the field (i.e. revenues less operating costs and capital investment) after deducting related principal and interest payments under the Company’s credit facility described in Note 9. The Company did not make any distributions to Mr. Silverman for the NPI in 2003 and paid Mr. Silverman a total of $16,408 in net profits in 2002. In March 2004, the Company acquired the NPI from Mr. Silverman for $70,000.

12.          Commitments and Contingencies

The Company entered into a rental lease for approximately 2,910 square feet of corporate office space in Houston, Texas on April 1, 2004, for a renewable term of 90 months. The renewal option of the lease allows the Company to extend the term of the lease for one term of five years with written notice nine months prior to the expiration date of the lease. The Company has a one-time option to cancel the lease after the 51st month of the inception of the lease. The lease requires payments of approximately $5,000 per month. In February 2005, the Company executed a preferential right to lease an additional 2,132 square feet adjacent to its existing office lease for approximately $3,700 per month beginning in June 2005, subject to the same general terms and conditions as the Company’s existing lease.  The Company’s future minimum annual lease payments for the next five years are as follows (in thousands):

Year	Amount
2005	$71
2006	104
2007	104
2008	104
2009	104
Thereafter	183

Total	$670

13.          Subsequent Events

On April 18, 2005, Whittier entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Whittier, RPC Acquisition Company, Inc., a Delaware corporation and wholly-owned subsidiary of Whittier (“Merger Sub”), and RIMCO, pursuant to which Whittier has agreed to purchase all of the issued and outstanding shares of RIMCO common stock for approximately $56 million, including $55 million in cash and $1.0 million in assumed bank debt.

The Merger Agreement was unanimously approved by the boards of directors of Whittier and RIMCO.  Under the terms of the agreement, the Merger Sub will merge with and into RIMCO (the “Merger”), with RIMCO surviving the Merger as a wholly owned subsidiary of Whittier.  The Merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

Consummation of the Merger is conditioned upon, among other things, (1) attainment by Whittier of cash funds necessary to close the transaction, (2) approval of the Merger by the stockholders of RIMCO, (3) the receipt of all required regulatory approvals, (4) absence of any order or injunction prohibiting the consummation of the Merger, (5) subject to certain exceptions, the accuracy of representations and warranties with respect to RIMCO’s or Whittier’s business, as applicable.  The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, Whittier may be required to pay RIMCO a termination fee of $1 million, which Whittier has deposited into an escrow account. Otherwise, the $1 million amount will be applied against the purchase price upon closing of the Merger pursuant to the terms of the Merger Agreement. It is anticipated that the Merger will be completed on or before June 17, 2005.

RIMCO has made customary representations and warranties and covenants in the Merger Agreement, including among others, (i) to conduct its businesses in the ordinary course between the execution of the Merger Agreement and the consummation of the Merger and (ii) to cause a meeting of its stockholders to be held to consider the adoption of the Merger Agreement.

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

Highlights of Whittier’s activity for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 are as follows:

•                        Average daily production increased 31% to 920 barrels of oil equivalent (“Boe”) per day in the first quarter of 2005 from 702 Boe per day in the first quarter of 2004, principally due to the Company’s 2004 acquisitions of the Cut Off field in May and July 2004, and the North Rincon, Tom Lyne and Scott & Hopper fields in June 2004.

•                        Quarterly revenues increased 47% to $2.8 million in 2005 from $1.9 million in 2004, primarily due to a 30% increase in production and a 13% increase in higher realized oil and gas prices per unit of production. Whittier recognized net income of $272,000 in the first quarter of 2005 compared to a net loss of $276,000 in the first quarter of 2004, an increase of 199%.

•                        Cash flows from operations increased 213% from $619,000 in the first quarter of 2004 to $1.9 million in the first quarter of 2005.

We have currently identified approximately $5.5 million in capital exploration and development projects on existing oil and gas properties for 2005, of which approximately $1.5 million has already been incurred as of March 31, 2005.  We intend to fund our 2005 capital expenditures using operating cash flows, sales of marketable securities, additional borrowings under our existing debt facility with Compass Bank (the “Credit Facility”), and/or through the issuance of additional equity or debt securities.

Proposed Acquisition of RIMCO Production Company, Inc.

On April 18, 2005, Whittier entered into a definitive agreement to acquire RIMCO Production Company, Inc., a privately held Delaware corporation (“RIMCO”), for $56 million, including $55 million in cash and $1 million in assumed bank debt. Whittier has agreed to acquire working interests in approximately 116 active wells and one unit in 18 producing fields principally located in the Gulf Coast region in Texas, Louisiana, and Alabama and in the Permian Basin. The transaction will add approximately 4.1 million barrels of oil equivalent (“Mmboe”) of proved reserves, 1,400 barrels of oil equivalent (Boe) of daily production, and significant undeveloped acreage with multiple prospects. The board of directors of both companies have unanimously approved the transaction, which is expected to close on or before June 17, 2005, subject to the approval of the RIMCO shareholders and the completion of customary due diligence. Whittier intends to fund the transaction with a combination of equity and bank debt. The proposed transaction is more fully described in Note 13 to the accompanying consolidated financial statements.

Liquidity and Capital Resources

During the quarter ended March 31, 2005, we generated approximately $1.9 million in net cash flows from operations and had a net working capital deficit of approximately $2.4 million. Not considering the current portion of our Credit Facility, which includes anticipated principal payments of $1.5 million through March 31, 2006, as well as the current portion of our hedge liability of $2.6 million, net of a current tax asset of $905,000, we had positive net working capital of approximately $817,000 as of March 31, 2005.  As of May 2005, our average net daily production was approximately 950 Boe per day, including 528 barrels of oil per day (“Bopd”) and 2,520 million cubic feet of gas per day (“Mmcfd”), and we are generating net positive cash flow from our operations.

The Credit Facility provides for a total potential revolving credit line of $15 million, the availability of which is determined based on the value of our proved oil and gas reserves. During the quarter ended March 31, 2005, we borrowed $1.0 million in principal from the Credit Facility to finance an escrow facility related to the acquisition of RIMCO and repaid $300,000 in principal. The Credit Facility is collateralized by substantially all of Whittier’s assets and subjects us to various covenants, representations and warranties as established by the underlying credit agreement.

As of March 31, 2005, we had $8.4 million in principal outstanding under the Credit Facility, of which $1.5 million was classified as a current liability payable on or before March 31, 2006. We expect to fund our future principal payments required on the Credit Facility using cash flows generated from operations. The Convertible Subordinated Note, described in Note 9 of the Company’s consolidated financial statements, does not require any principal payments prior to June 2006 and will not have any significant impact on Whittier’s short-term liquidity. Whittier is currently renegotiating its debt financing arrangements in light of the proposed RIMCO acquisition.

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

For 2005, Whittier has hedged total production of 90,000 barrels of oil (“Bbls”) with an effective ceiling/swap price of $31.87 per Bbl and 528,000 thousand cubic feet of gas (“Mcf”) with an effective ceiling/swap price of $6.72 per Mcf.  Certain oil hedge contracts with a ceiling price of $22.75 per barrel are due to expire as of April 30, 2005, reducing Whittier’s monthly hedged oil volumes by 2,750 Bbls of oil per month for the remainder of the year. As a result, we expect to realize the future available crude oil market price for an additional 2,750 Bbls of oil production per month for the period from May 2005 to December 2005. Whittier’s outstanding hedge positions as of March 31, 2005 are more fully described in Note 10 to its consolidated financial statements included with this interim report.

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

Capital Commitments and Contingencies

In connection with our June 2004 acquisition of three gas fields in South Texas, we agreed to drill four wells over a two-year period and pay certain drilling costs on behalf of the seller’s retained working interests in those wells.  Under the terms of the drilling commitment, we agreed to drill two wells each in the Scott & Hopper Field and the North Rincon Field, or reassign a portion of the undeveloped acreage in each field to the seller of the properties. The drilling commitment requires Whittier to begin drilling the two Scott & Hopper wells on or before March 18, 2005 and December 18, 2005, respectively, and the two North Rincon wells on or before June 18, 2005 and June 18, 2006, respectively, in order for us to retain the undeveloped acreage rights in each field.  The first commitment well in each field earns 50% of the undeveloped acreage rights for that particular property, while the second commitment well earns the remaining 50%. We have also agreed to pay the seller’s portion of the drilling costs for the four wells to “casing election point” (i.e. the decision point on whether to complete the well or abandon it as a dry hole). The estimated capital costs to drill these wells, net to our interest and including the sellers’ carried interests, is approximately $3.1 million, which we expect to fund using future cash flows from operations. In the event we do not drill the required wells, our interests in existing wells on the properties will be unaffected, along with our undeveloped acreage in the Tom Lyne Field which is not subject to the drilling commitment.

Whittier successfully drilled the first Scott & Hopper #4 commitment well during February 2005 and has staked the drilling location and has contracted a drilling rig for the initial commitment well in the North Rincon Field. The Scott & Hopper #4 well began production in May 2005 with an initial production rate of 1.2 Mmcf per day. The Company has an approximate 56% working interest (42% net revenue interest) in the well.

Results of Operations

For the Quarter Ended March 31, 2005 compared with the Quarter Ended March 31, 2004

We generated net income of approximately $272,000, or $0.02 per share, for the quarter ended March 31, 2005, compared to a net loss of $276,000, or $0.03 per share, for the comparable period ended March 31, 2004. The $548,000 favorable variance was primarily attributable to higher oil and gas production and prices. The significant components of Whittier’s results of operations for the quarters ended March 31, 2005 and 2004 are as follows:

Oil and Gas Revenues. Oil and gas revenues increased 47% from approximately $1.9 million, or $29.80 per Boe, for the quarter ended March 31, 2004 to $2.8 million, or $33.82 per Boe, for the quarter ended March 31, 2005, based upon a 30% increase in production and 13% increase in realized commodity prices per Boe after hedge settlements. Whittier recognized pre-tax losses in oil and gas revenues of $567,126 and $199,389 during the quarter ended March 31, 2005 and 2004, respectively, due to realized settlements of its price hedge contracts. Whittier produced 82,824 Boe during the quarter ending March 31, 2005, consisting of 45,286 Bbls of oil and 225,226 Mcf of gas, compared to production of 63,865 Boe for the quarter ending March 31, 2004, consisting of 40,676 Bbls of oil and 139,134 Mcf of gas. The increase in production was principally due to its 2004 oil and gas property acquisitions, including the May and July 2004 acquisition of the Cut Off Field and the June 2004 acquisition of three gas fields in South Texas.

Costs and Expenses. Total operating costs and expenses increased by 53% from $1.6 million for the quarter ending March 31, 2004 to $2.4 million for the quarter ending March 31, 2005, principally due to Whittier’s increased acquisition, development, and exploration activity from the prior year coupled with the increase in the number of employees from four to six. The breakdown of variances for the components of operating costs and expenses is as follows:

•                  Lease operating expenses increased 71% from $475,000, or $7.44 per Boe, for the quarter ending March 31, 2004 to $813,000, or $9.82 per Boe, for the quarter ending March 31, 2005, reflecting Whittier’s 100% increase from four to eight operated properties;

•                  Production taxes increased 58%, from $160,000, or $2.51 per Boe, for the quarter ending March 31, 2004, to $252,000, or $3.04 per Boe, for the quarter ending March 31, 2005. The 21% increase in production taxes per Boe from the first quarter ending 2004 to 2005 was attributable to higher taxes incurred on Louisiana production, which is based on a percentage of revenue versus actual production volumes, and a larger ratio of natural gas production compared to overall production from the prior year;

•                  Depreciation, depletion and amortization (“DD&A”) increased by 33%, from $519,000, or $8.13 per Boe, for the quarter ending March 31, 2004 to $688,000, or $8.31 per Boe, for the quarter ending March 31, 2005. The 2.2% increase in DD&A per Boe is related to greater total production during the current period as a result of acquisitions completed in late 2003 and in 2004, as well as a higher DD&A rate per Boe for our California and South Texas gas properties;

•                  Exploration expense for the quarter ending March 31, 2005 totaled $16,000, relating to the evaluation of Whittier’s unproved acreage in South Texas;

•                  The Company recognized a non-cash charge to earnings of $185,000 due to the ineffective portion of the fair value adjustment to our hedge contracts for the quarter ending March 31, 2005;  and

•                  General and administrative expense increased from $408,000 for the quarter ending March 31, 2004 to $437,000 for the quarter ending March 31, 2005, reflecting our enhanced operational activity from the prior year, including increasing the Company’s staff from four to six full-time employees.

Off-Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Forward-Looking Information

The statements regarding future financial and operating performance and results, market prices, future hedging activities, and other statements that are not historical facts contained in this report are forward-looking statements.  The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “predict,” “may,” “should,” “could,” “will” and similar expressions are also intended to identify forward-looking statements.  These statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results of future drilling and marketing activity, future production and costs, and other factors detailed in this document and in our other Securities and Exchange Commission (SEC) filings.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those included in this Form 10-QSB.

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

Part II— Other Information

Item 6 — Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit 2.1                                          Agreement and Plan of Merger dated April 18, 2005 by and among Whittier Energy Corporation,  RPC Acquisition Company, Inc. and RIMCO Production Company, Inc.

Exhibit 31.1                                    Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2                                    Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1                                    Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2                                    Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

(i)                                     8-K Report filed on January 18, 2005 — Item 4. Changes in Registrant’s Certifying Accountants.

(ii)                                  8-K Report filed on January 31, 2005 — Item 8. Other Events.

(iii)                               8-K Report filed on March 3, 2005 — Item 7. Regulation FD Disclosure.

(iv)                              8-K Report filed on March 22, 2005 — Item 7. Regulation FD Disclosure.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 12, 2005

Whittier Energy Corporation

By:	/s/ Bryce W. Rhodes
Bryce W. Rhodes
President, Chief Executive Officer, and Director

By:	/s/ Michael B. Young
Michael B. Young
Chief Financial Officer, Treasurer and Controller
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

Exhibit 2.1	Agreement and Plan of Merger dated April 18, 2005 by and among Whittier Energy Corporation. RPC Acquisition Company, Inc. and RIMCO Production Company, Inc.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1

Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2

Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002