Form 10QSB
period 2005-06-30
WHITTIER ENERGY CORP
filed 2005-08-15
CIK 1108520

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

YES  ☒            NO  ☐

As of August 12, 2005 the Registrant had 3,981,991 shares of its $.001 par value common stock issued and outstanding.

Part I – Summarized Financial Information

Item 1 – Financial Statements

Whittier Energy Corporation

Consolidated Balance Sheets

(In Thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Restated)

Assets
Current assets:
Cash and cash equivalents	$4,087	$1,461
Accounts receivable, net of allowances	8,197	2,491
Income tax receivable	—	28
Deferred income tax asset - commodity price hedging contracts	847	376
Prepaid assets	304	108

Total current assets	13,435	4,464

Investments in partnerships	267	284
Investments in marketable securities	972	1,054
Other assets	301	—
Oil and gas properties on the basis of full cost accounting:
Proved Properties, subject to amortization	81,513	23,360
Unproved properties not subject to amortization	21,031	2,442
Other equipment and fixtures	208	119
Accumulated depletion, depreciation and amortization	(7,764)	(6,108)
	94,988	19,813

Total assets	$109,963	$25,615

See accompanying notes.

Whittier Energy Corporation

Consolidated Balance Sheets

(In Thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Restated)

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,445	$2,814
Taxes payable	36	29
Commodity price hedging contracts, current portion	2,430	1,087
Revolving credit facility, current portion	—	1,650
Total current liabilities	8,911	5,580

Deferred income tax liability	20,555	834
Revolving credit facility	20,000	6,095
Convertible subordinated note payable	1,787	1,787
Asset retirement obligation	579	121
Commodity price hedging contracts	1,587	737
	53,419	15,154
Redeemable, convertible, cumulative Preferred Stock, Series A, 8% 895,912 shares issued and outstanding	46,066	—
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value, 33,333,334 shares authorized, 3,861,167 and 3,841,134 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	4	4
Additional paid-in capital	5,290	5,176
Accumulated other comprehensive income, unrealized gain on marketable securities, net of taxes of $129 and $64, at June 30, 2005 and December 31, 2004	239	119
Accumulated other comprehensive loss, hedging contracts, net of taxes of $1,362 and $634, at June 30, 2005 and December 31, 2004	(2,531)	(1,178)
Retained earnings	7,476	6,340
Total stockholders’ equity	10,478	10,461

Total liabilities and stockholders’ equity	$109,963	$25,615

See accompanying notes.

Whittier Energy Corporation

Consolidated Statements of Operations

(In Thousands, Except Share Data)

(Unaudited)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
		(Restated)		(Restated)

Oil and gas revenues	$3,857	$2,172	$6,658	$4,075

Costs and expenses:
Lease operating expenses	1,180	664	1,993	1,139
Production taxes	314	213	566	373
Depreciation, depletion, and amortization	1,006	619	1,657	975
Ineffective portion of hedge contracts	(74)	—	111	—
General and administrative expenses	467	297	856	674

Total costs and expenses	2,893	1,793	5,183	3,161

Income from operations	964	379	1,475	914

Other income (expense):
Interest and dividend income	9	1	9	1
Interest expense	(120)	(47)	(224)	(89)
Gain from sales of marketable securities	309	—	365	—
Impairment of marketable securities	—	—	—	(645)
Partnership income	66	85	123	121

Other income (expense)	264	39	273	(612)

Income before income taxes	1,228	418	1,748	302
Provision for income taxes	430	146	612	331
Net income (loss)	$798	$272	$1,136	$(29)

See accompanying notes.

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
		(Restated)		(Restated)

Basic earnings (loss) per share:
Net income (loss) per share	$.21	$.08	$.30	$(.01)
Weighted average number of shares outstanding (basic)	3,859,406	3,419,556	3,850,320	3,388,448

Diluted earnings (loss) per share:
Net income (loss) per share	$.14	$.07	$.24	$(.01)
Weighted average number of shares outstanding (dilutive)	5,757,603	3,721,057	4,953,032	3,388,448

Net income (loss)	$798	$272	$1,136	$(29)
Diluted net income (loss):
Interest on convertible subordinated note	17	3	38	3
Diluted net income (loss)	$815	$275	$1,174	$(26)

Dilutive securities outstanding:
Basic shares outstanding	3,859,406	3,419,556	3,850,320	3,388,448
Stock options and warrants	100,684	3,613	50,869	—
Convertible subordinated note	297,888	297,888	297,888	—
Series A preferred stock	1,499,625	—	753,955	—
Diluted shares outstanding, assuming conversion of dilutive securities	5,757,603	3,721,057	4,953,032	3,388,448

See accompanying notes.

Whittier Energy Corporation

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
		(Restated)
Cash flows from operating activities
Net income (loss)	$1,136	$(29)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion, and amortization	1,657	975
Deferred income tax provision	612	331
Gain on the sale of marketable securities	(365)	—
Partnership income	(123)	(121)
Impairment of marketable securities	—	645
Ineffective portion of hedge loss	111	—
Increase in accounts receivable	(2,386)	(913)
Increase in prepaids and other receivables	(44)	(16)
Increase in accounts payable	2,701	1,566
Increase in taxes payable	7	—
Net cash provided from operating activities	3,306	2,438

Cash flows from investing activities
Net investment in oil and gas properties	(4,315)	(8,417)
Acquisition of RIMCO Production Company, net of cash acquired	(55,377)	—
Proceeds from the sale of oil and gas properties	96	525
Investments in partnerships	(6)	(22)
Distributions from partnerships	146	158
Proceeds from sale of marketable securities	632	—
Net cash used in investing activities	(58,824)	(7,756)

Cash flows from financing activities
Proceeds from revolving credit facility	21,000	4,050
Payments on revolving credit facility	(8,745)	(240)
Debt issuance costs	(288)	—
Net proceeds from private placement	—	2,359
Net proceeds from preferred stock offering	46,066	—
Proceeds from stock option exercises	111	—
Net cash provided from financing activities	58,144	6,169

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
		(Restated)

Net increase in cash and cash equivalents	$2,626	$851

Cash and cash equivalents at beginning of period	1,461	1,037

Cash and cash equivalents at end of period	$4,087	$1,888

Supplemental cash flow disclosure
Interest paid	$314	$92

Supplemental schedule of non-cash investing and financing activities
Unrealized (gain)/loss on marketable securities	120	$(485)
Convertible note issued for purchase of South Texas properties	—	$1,787
Value of stock warrants issued for purchase of South Texas properties	$—	$135
Issuance of common stock in exchange for settlement of outstanding investment banking fees	$—	$40

See accompanying notes.

Whittier Energy Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.             General

Whittier Energy Corporation, a Nevada corporation (“Whittier”), is an independent oil and gas exploration and production company engaged in the acquisition, exploration and development of oil and gas properties in the continental United States. As of June 30, 2005, Whittier had five wholly owned subsidiaries, including Whittier Energy Company (“Whittier Energy”), a Nevada corporation, Whittier Operating, Inc. (“Whittier Operating”), a Texas corporation, Olympic Resources (Arizona) Ltd., an Arizona corporation, RIMCO Production Company, Inc. (“RIMCO”), a Delaware corporation, and Vaquero Gas Company, Inc. (“Vaquero”), a Texas corporation. Whittier Operating is a direct subsidiary of Whittier Energy and Vaquero is a direct subsidiary of RIMCO. References to the “Company” refer to Whittier and its subsidiaries.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Reference should be made to the relevant notes to the financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The information furnished herein was taken from the books and records of the Company without audit. However, the information reflects all adjustments, which are, in the opinion of management, normal recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for any future interim period or for the year.

The Company has adopted the full cost method of accounting for its oil and gas activities.  Management believes that the full cost method is preferable for a company more actively involved in the exploration and development of oil and gas reserves.  The full cost method was also utilized by RIMCO prior to the acquisition, and the assets acquired from RIMCO constitute more than 50% of Whittier’s total assets.  Additionally, the full cost method is used by the majority of Whittier’s peers and management believes the change will improve the comparability of Whittier’s financial statements with its peer group. Whittier’s financial results have been retroactively restated to reflect the conversion to the full cost method, which is further described in Note 8.

A comparison of the Company’s previously presented net income (loss), in thousands, and earnings (loss) per share under the successful efforts method of accounting to its results of operations disclosed herein are as follows:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004

Net loss, as originally presented	$(37)	$(313)
Basic net loss per share, as originally presented	$0.00	$(0.03)
Diluted net loss per share, as originally presented	$0.00	$(0.03)

Net income (loss), as adjusted	$272	$(29)
Basic net income (loss) per share, as adjusted	$0.08	$(0.01)
Diluted net income (loss) per share, as adjusted	$0.07	$(0.01)

On July 1, 2005, the Company effected a one-for-three reverse split of its authorized and outstanding shares of common stock. All historical weighted average share and per share amounts have been restated to reflect the reverse stock split. In addition to the retroactive restatement to reflect the conversion to the full cost method and the one-for-three reverse stock split, certain prior period amounts have been reclassified to conform to the current period presentation, including netting deferred tax assets and liabilities on the Company’s consolidated balance sheets and reclassifying the Company’s liability for its hedging commodity contracts between current and long-term liabilities. Such reclassifications had no effect on the Company’s net income or stockholders’ equity.

On June 15, 2005, Whittier completed the acquisition of RIMCO Production Company, Inc., a privately held Delaware corporation, for approximately $57.1 million (the “Acquisition”).  The Acquisition was structured as a merger of RPC Acquisition Company, Inc., a Delaware corporation wholly owned by Whittier, into RIMCO. Upon closing of the Acquisition, Whittier became the sole owner of RIMCO. The existing shareholders of RIMCO received total consideration of approximately $55 million in cash, subject to certain adjustments, which are discussed below. Whittier is the accounting and legal acquirer of RIMCO. The Acquisition is further described in Note 14.

Contemporaneously with the Acquisition and to fund a portion of the purchase price, Whittier issued and sold 852,912 shares of Series A 8% Automatically Convertible Preferred Stock (the “Series A Preferred Stock”) for an aggregate offering amount of approximately $50 million. The Company’s Series A Preferred Stock is further described in Note 10. Whittier also entered into a new $75 million revolving credit facility with an initial borrowing base of $30.5 million as more fully described in Note 9.

2.             Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is calculated by dividing net income or loss by the aggregate weighted average number of shares outstanding during the periods. Diluted earnings (loss) per share considers the dilutive effect of the average number of common stock equivalents, consisting of the Company’s common stock options and warrants and common stock underlying a convertible note (see Note 9) and preferred stock (See Note 10) that were outstanding during the periods.  The Company’s weighted average anti-dilutive common stock equivalents for the three and six months ended June 30, 2005 were none and 4,545, respectively.

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

In July 2005, the FASB issued the exposure draft “Accounting for Uncertain Tax Positions, a proposed interpretation of FASB Statement No. 109.” The proposed interpretation would apply to all open tax positions under SFAS No. 109. The conclusions in this interpretation apply to the initial recognition of tax benefits, recognition of tax positions, measurement of tax benefits, and classification of tax liabilities. The comment period on this exposure draft ends in September 2005, and the Company is currently assessing the impact, if any, that this interpretation would have on our financial position and results of operations. The proposed enactment date would require adoption effective December 31, 2005.

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

In December 2003, the Company’s Board of Directors approved a Long Term Incentive Plan (the “Plan”), which was ratified by the Company’s stockholders in July 2004. The Plan sets aside a total of 520,000 shares of the Company’s common stock for issuance to the Company’s officers, directors, employees, and consultants. During January 2004, the Company granted a total of 243,000 options to purchase the Company’s common stock at an average exercise price of $5.25 per share to certain directors, officers, and employees of the Company, of which 5,000 options were cancelled in May 2004. The options vest ratably over a three-year period from the date of grant and have a term of five years. The fair market value of the net options outstanding on the date of grant was estimated to be $1,088,611, or $4.56 per share, using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4%, dividend yield of 0%, volatility factors of the expected market price of the Company’s common stock of $4.74, and a weighted average life expectancy of the options of 3.5 years. The Company issued an additional 19,834 options to various employees of the Company during the year ended December 31, 2004, with an average exercise price of $4.92 per share, also subject to three-year ratable vesting with a term of five years. The fair market value of the options on the date of grant was estimated to be approximately $51,000, or $2.58 per share, using the Black Scholes option pricing model using weighted average assumptions applicable on the date of grant. The Company issued an additional 39,278 options to various employees and consultants of the Company during the three and six months ended June 30, 2005, with an average exercise price of $7.75 per share. The fair market value of the options on the date of grant was estimated to be approximately $132,000, or $3.36 per share, using the Black Scholes option pricing model using weighted average assumptions applicable on the date of grant.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The Company’s pro forma information, in thousands, is as follows:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
		(Restated)		(Restated)

Net income (loss) under APB No. 25	$798	$272	$1,136	$(29)

Deduct: Stock-based compensation expense determined under the fair value method, net of tax	(104)	(92)	(198)	(175)

Pro forma net income (loss)	$694	$180	$938	$(204)

Pro forma basic earnings (loss) per share	$.18	$.05	$.24	$(.06)

Pro forma diluted earnings (loss) per share	$.12	$.05	$.20	$(.06)

In April 2005, 20,334 and 5,967 options to acquire the Company’s common stock at an exercise price of $7.50 Canadian ($6.12 U.S.) were exercised and expired unexercised, respectively.

5.             Asset Retirement Obligation

As of June 30, 2005, the Company had an estimated future abandonment obligation of $578,717, including $551,723 in costs capitalized to oil and gas properties and $26,994 in cumulative accretion expense.

The activity related to the Company’s future asset retirement obligation for the six months ended June 30, 2005, is as follows (in thousands):

Six Months Ended June 30, 2005
Beginning asset retirement obligation	$121
Liabilities incurred during the period	450
Liabilities settled during the period	—
Accretion expense	8
Ending asset retirement obligation	$579

6.             Marketable Securities

The Company’s investments in marketable securities are classified as “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  As a result, these investments are carried at fair market value as of the relevant balance sheet dates.  Unrealized gains and losses are excluded from net income and reported in a separate component of stockholder’s equity as accumulated other comprehensive income.

The carrying amount and estimated market value of the investments as of June 30, 2005 and December 31, 2004 are as follows (in thousands):

	As of June 30, 2005
	Cost	Fair Value

Chaparral Resources, Inc., 277,075 Shares	$277	$720

PYR Energy, Inc., 173,625 Shares	328	252

Total	$605	$972

	As of December 31, 2004
	Cost	Fair Value

Chaparral Resources, Inc., 543,850 Shares	$544	$870

PYR Energy, Inc., 173,625 Shares	328	184

Total	$872	$1,054

The Company recognizes any unrealized gain or loss on its marketable securities when the securities are sold or when the Company determines that a permanent impairment has occurred. As of March 31, 2004, the Company reclassified its unrealized loss in Chaparral Resources, Inc. (“Chaparral”) as “other than temporary” and recognized an impairment of $645,476, reducing the Company’s book basis in the securities to $543,850. The Company is monetizing its investment in Chaparral in order to utilize the proceeds for the acquisition, exploration and development of oil and gas properties. During the six months ended June 30, 2005, the Company sold 266,775 shares of Chaparral for $631,642, realizing a gain of $364,867. During the three months ended June 30, 2005, the Company sold 223,275 shares of Chaparral for $532,102, realizing a gain of $308,827.

After considering the write-down of the Chaparral common stock, the Company has classified the remaining unrealized gains and losses in its marketable securities as temporary in nature. The Company’s investment in Chaparral has appreciated from the Company’s cost basis in the stock after recognition of the impairment in the first quarter of 2004. The Company recorded an unrealized gain as a component of other comprehensive income of $239,256 net of deferred taxes of $128,830, for the six months ended June 30, 2005 and recorded an unrealized gain of $118,708, net of deferred taxes of $63,920, for the period ended December 31, 2004.

The Company is subject to certain trading restrictions for its investment in PYR due to SEC regulations regarding stock traded by an affiliate of a public company, which may limit or prohibit the Company’s ability to dispose of its investment in the future. The Company’s President and Chief Executive Officer and an independent director currently serve as independent directors on PYR’s Board of Directors, making them both insiders of PYR.

A reconciliation of the pre and post-tax impact of the Company’s marketable securities on accumulated other comprehensive income for the six months ended June 30, 2005 is as follows (in thousands):

	Pre-tax	After-tax
Accumulated other comprehensive income, December 31, 2004	$183	$119
Reclassified into earnings	(365)	(237)
Change in fair market value	550	357
Accumulated other comprehensive income, June 30, 2005	$368	$239

7.             Investments in Partnerships

The original cost basis, cumulative distributions and book value of the Company’s partnership investments as of June 30, 2005 and December 31, 2004, were as follows (in thousands):

	Investment Cost Basis	Cumulative Distributions	June 30, 2005 Net Book Value

KAB Acquisition L.P. - II, 8.0% Limited Partnership Interest	$150	$(254)	$—
KAB Acquisition L.P. - III, 6.4286% Limited Partnership Interest	150	(197)	—
KAB Acquisition L.L.L.P. - IV, 7.2% Limited Partnership Interest	150	(251)	—
KAB Acquisition L.L.L.P. – V, 7.5% Limited Partnership Interest	150	(163)	—
KAB Acquisition L.L.L.P. - VI, 2.1825% Limited Partnership Interest	150	(64)	86
Avalanche Royalty Partners LLC, 8.925% Membership Interest	341	(483)	—
Rincon Energy Partners, LLC, 10% Membership Interest	181	—	181

Total	$1,272	$(1,412)	$267

	Investment Cost Basis	Cumulative Distributions	December 31, 2004 Net Book Value

KAB Acquisition L.P. - II, 8.0% Limited Partnership Interest	$150	$(247)	$—
KAB Acquisition L.P. - III, 6.4286% Limited Partnership Interest	150	(178)	—
KAB Acquisition L.L.L.P. - IV, 7.2% Limited Partnership Interest	150	(218)	—
KAB Acquisition L.L.L.P. – V, 7.5% Limited Partnership Interest	150	(139)	11
KAB Acquisition L.L.L.P. - VI, 2.1825% Limited Partnership Interest	150	(52)	98
Avalanche Royalty Partners LLC, 8.925% Membership Interest	341	(432)	—
Rincon Energy Partners, LLC, 10% Membership Interest	175	—	175

Total	$1,266	$(1,266)	$284

The Company records its book value in partnership investments at the lower of cost or fair market value, less cumulative cash distributions from each investment. Cash distributions in excess of basis are recorded as partnership income and any impairment of partnership investment is recorded as a charge to income.  The Company periodically reviews its partnership investments for impairment by comparing each investment’s book value against its fair value. Management uses its best efforts to estimate fair value in its partnership investments, based on the historical and expected future performance of each investment, as well as consideration of any significant events affecting the underlying assets of each partnership, which may limit the Company’s ability to recover its investment. Any resulting impairment is recorded in earnings in the period the Company determines that an impairment exists. The Company recognized partnership income of $66,360 and $123,360 for the quarter and six months ended June 30, 2005, compared to partnership income of $84,801 and $121,213 for the quarter and six months ended June 30, 2004, respectively.

8.             Oil and Gas Properties, Equipment and Fixtures

Whittier has adopted the full cost method of accounting for its oil and gas properties.  Previously, the Company followed the successful efforts method of accounting for its oil and gas activities.  Whittier believes that the full cost method is preferable for a company more actively involved in the exploration and development of oil and gas reserves. Additionally, the full cost method is used by the majority of Whittier’s peers and management believes the change will improve the comparability of Whittier’s financial statements with its peer group. Furthermore, RIMCO has used the full cost method of accounting for its operations and RIMCO’s assets constitute more than 50% of the Company’s total assets.  Whittier’s financial results have been retroactively restated to reflect the full cost method of accounting.

As prescribed by full cost accounting rules, all costs associated with property acquisition, exploration, and development activities are capitalized. Exploration and development costs include dry hole costs, geological and geophysical costs, direct overhead related to exploration and development activities and other costs incurred for the purpose of finding oil and gas reserves. Salaries and benefits paid to employees directly involved in the exploration and development of oil and gas properties as well as other internal costs that can be specifically identified with acquisition, exploration, and development activities are also capitalized.

In accordance with full cost accounting rules, Whittier is subject to a limitation on capitalized costs. The capitalized cost of oil and gas properties, net of accumulated depreciation, depletion, and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the lower of cost or fair market value of unproved properties as adjusted for related tax effects. If capitalized costs exceed this limit (the “ceiling limitation”), the excess must be charged to expense. Whittier did not have any adjustment to earnings due to the ceiling limitation for the periods presented herein.

The costs of certain unevaluated oil and gas properties and exploratory wells being drilled are not included in the costs subject to amortization. Whittier has assessed costs not being amortized for possible impairments or reductions in value. If a reduction in value had occurred, the portion of the carrying cost in excess of the current value would have been transferred to the costs subject to amortization.

9.             Notes Payable

The Company’s outstanding debt obligations as of June 30, 2005 include $20 million in long-term debt under its Credit Facility and a $1.8 million convertible subordinated note issued by the Company in June 2004.  For the quarter and six months ended June 30, 2005, the Company incurred total interest expense of $120,496, net of capitalized interest of $104,470, and $224,496, net of capitalized interest of $145,186, respectively.  For the quarter and six months ended June 30, 2004, the Company incurred total interest expense of $46,574, net of capitalized interest of $22,299, and $89,048, net of capitalized interest of $31,218.

Revolving Credit Agreement

In connection with the Acquisition, on June 15, 2005 Whittier entered into a $75 million revolving Credit Facility with BNP Paribas as the lead bank and administrative agent. The Credit Facility had an initial borrowing base of $30.5 million. Whittier borrowed $20 million from the Credit Facility to partially fund the Acquisition and to fully repay approximately $8.5 million in principal and accrued interest outstanding on the Company’s previous revolving credit facility with Compass Bank, as well as $1 million of bank debt held by RIMCO. The borrowing base is subject to review and adjustment on a semi-annual basis. Amounts outstanding under the revolver will bear interest at specified margins over the London Interbank Offered Rate (“LIBOR”) of 1.50% to 2.25%. Such margins will fluctuate based on the utilization of the facility. Borrowings under the revolver are secured by first priority liens on substantially all of our assets, including equity interests in subsidiaries. The Company is subject to certain financial covenants pertaining to minimum working capital levels, minimum coverage of interest expenses, and a maximum leverage ratio. In addition, Whittier is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. All amounts drawn under the revolver will mature June 15, 2008.

The Credit Agreement is collateralized by substantially all of the Company’s assets and the Company is subject to various covenants, representations and warranties as established by the credit agreement. The primary covenants agreed to by the Company under the credit agreement, as amended, include the following:

•      The Company will maintain a ratio of total debt to consolidated EBITDAX (net income before interest expenses, taxes, depreciation, depletion, amortization, exploration costs, and other non-cash expenses less non-cash income and capitalized expenses) for the most recent period of four fiscal quarters of at least 3.5 to 1.0, calculated on a pro-forma basis for the Acquisition and exclusive of the Company’s Series A Preferred Stock; and

•      The Company will maintain a current ratio, determined quarterly, of current assets to current liabilities, inclusive of available borrowing base under the Credit Facility and exclusive of any current portion of principal outstanding under the Credit Facility, the current fair value of outstanding commodity price hedging contracts, and the current balance of asset retirement obligations under FAS 143, of at least one to one.

The Company was in compliance with these covenants as of June 30, 2005 and has classified all of its outstanding indebtedness as long-term. The bank reviews the Company’s borrowing base every six months or in conjunction with a material acquisition. The Company’s next borrowing base review is scheduled for October 2005.

Anticipated future maturities of the Credit Facility as of June 30, 2005, are as follows (in thousands):

Year	Amount
2005	$—
2006	—
2007	—
2008	20,000
Total	$20,000

Convertible Subordinated Note

In June 2004, the Company issued a six-year, approximate $1.8 million subordinated note bearing interest at a rate of 7% per annum and convertible into our common stock at a conversion price of $6.00 per share to Texas Independent Exploration Limited and certain of its affiliates in connection with our acquisition of various operated working interests in three gas fields in South Texas. On July 22, 2005, Texas Independent Exploration Limited and certain of its affiliates converted $714,936 of the outstanding principal on the note into 119,156 shares of Whittier common stock at a conversion price of $6.00 per share. On that same date, Whittier repaid all remaining principal and accrued but unpaid interest on the note for approximately $1.1 million in cash.

10.          Series A 8% Automatically Convertible Preferred Stock

In connection with the Acquisition, Whittier issued and sold 852,912 shares of Series A 8% Automatically Convertible Preferred Stock for an aggregate offering amount of approximately $50 million. Whittier received approximately $46.9 million in net proceeds from the offering, in which Whittier Ventures, LLC, an affiliate of the Company, and certain officers and directors participated.

Each share of Series A Preferred Stock may be converted at any time at the holder’s election into 10 shares of Whittier’s common stock and will automatically convert into 10 shares of its common stock, or a total of 8,529,120 shares of common stock, in the event Whittier’s common stock is listed on the Nasdaq National Market. The Company submitted an application to list its common stock on the Nasdaq National Market on May 16, 2005 and has taken steps necessary to meet Nasdaq listing requirements, including effecting a one-for-three reverse split of its common stock on July 1, 2005 to increase its stock price above Nasdaq’s $5.00 minimum bid price and appointing additional independent directors to Whittier’s board. If conversion of the Series A Preferred Stock has not occurred on or before December 31, 2005, holders of the Series A Preferred Stock are entitled to receive quarterly dividends accruing from the date of initial issuance at a rate of 8% per annum.

As a condition to the offering, the Company agreed to register the common stock underlying the Series A Preferred Stock with the U.S. Securities and Exchange Commission (“SEC”) on or before December 15, 2005 and to maintain the effectiveness of the registration for two years following its effective date. The Company filed the required registration statements on August 8, 2005. In the event the registration statements are not declared effective on or before December 31, 2005, the dividend rate payable on the Series A Preferred Stock will increase to 8.5% per annum. If the Series A Preferred Stock has been converted into common stock, Whittier will make a quarterly payment of $0.03 per common share until the Company achieves effective registration with the SEC.

The holders of the Series A Preferred Stock may vote on an as-converted basis with the Company’s common stock. If 51% or more of the Series A Preferred Stock has not converted by December 31, 2005, the holders of the Series A Preferred Stock, voting separately as a class, will be entitled to elect two additional members to Whittier’s board of directors and one member if between 10% and 51% of the Series A Preferred Stock has not converted. The Company is required to redeem all of the outstanding Series A Preferred Stock on September 14, 2008 at 108% of the liquidation preference, including the face value of any outstanding Series A Preferred Stock plus any accrued and unpaid dividends through the date of redemption.

11.           Commodity Price Risk Hedging Instruments

The Company held various derivative instruments, including crude oil and natural gas option agreements known as “swaps” and “collars” as of June 30, 2005 and December 31, 2004. Swaps are designed to fix the price of anticipated sales of future production, while collars are designed to establish floor and ceiling prices on anticipated sales of future production. The Company entered into the contracts at the time it acquired certain operated oil and gas property interests as a means to reduce the future price volatility on its sales of oil and gas production, as well as to achieve a more predictable cash flow from its oil and gas properties. The Company has designated its price hedging instruments as cash flow hedges in accordance with SFAS No. 133.

Further details relating to the Company’s hedging activities are as follows:

Hedging contracts held as of June 30, 2005:

		Nymex Contract Price
Contract Period and Type	Total Volume	Floor	Ceiling/Swap Price	Fair Value
				(in thousands)
Crude Oil Contracts (barrels)
Swap Contracts:
July 2005 – December 2005	18,000	N/A	$34.75	$(422)
July 2005 – December 2005	36,000	N/A	$58.10	(12)
January 2006 – December 2006	36,000	N/A	$58.00	(29)

Collar Contracts:
July 2005 – December 2005	6,000	$26.00	$29.20	(174)
July 2005 – December 2005	6,000	$26.00	$28.95	(175)
July 2005 – December 2005	9,000	$31.00	$36.95	(192)
July 2005 – December 2005	24,000	$50.00	$68.20	(8)
January 2006 – December 2006	96,000	$30.00	$34.25	(2,231)
January 2006 – December 2006	21,600	$49.50	$68.60	(19)
January 2007 – December 2007	54,000	$47.50	$69.00	(57)
January 2007 – December 2007	78,000	$47.50	$69.25	(78)

Natural Gas Contracts (mmbtu)
Swap Contracts
July 2005 – October 2005	140,000	N/A	$7.47	45
July 2005 – December 2005	60,000	N/A	$6.02	(70)
November 2005 – March 2006	150,000	N/A	$8.43	6
April 2006 – October 2006	210,000	N/A	$7.44	(41)
November 2006 – March 2007	150,000	N/A	$8.16	(39)
April 2007 – October 2007	210,000	N/A	$6.97	(73)

Collar Contracts:
July 2005 – September 2005	72,000	$5.75	$6.05	(47)
July 2005 – October 2005	220,000	$6.75	$8.40	34
July 2005 – December 2005	60,000	$4.00	$7.20	(35)
October 2005 – December 2005	72,000	$5.75	$6.75	(84)
November 2005 – March 2006	250,000	$7.50	$10.10	23
April 2006 – October 2006	280,000	$6.75	$8.40	(34)
January 2006 – December 2006	120,000	$5.00	$6.45	(203)
November 2006 – March 2007	200,000	$7.25	$9.75	(22)
April 2007 – October 2007	280,000	$6.25	$7.95	(80)

			Total	$(4,017)

Hedging Contracts Held as of December 31, 2004:

		Nymex Contract Price
Contract Period and Type	Total Volume	Floor	Ceiling/Swap Price	Fair Value
				(in thousands)

Crude Oil Contracts (barrels)
Swap Contracts:
January 2005 – December 2005	36,000	N/A	$34.75	$(278)

Collar Contracts:
January 2005 – April 2005	15,000	$19.75	$22.75	(309)
January 2005 – December 2005	12,000	$26.00	$29.20	(160)
April 2005 – December 2005	9,000	$26.00	$28.95	(119)
January 2005 – December 2005	18,000	$31.00	$36.95	(121)
January 2006 – December 2006	96,000	$30.00	$34.25	(682)

Natural Gas Contracts (mmbtu)
Swap Contracts
January 2005 – December 2005	120,000	N/A	$6.02	(27)

Collar Contracts:
January 2005 – December 2005	120,000	$4.00	$7.20	(39)
January 2005 - March 2005	72,000	$6.20	$8.40	23
April 2005 - September 2005	144,000	$5.75	$6.05	(34)
October 2005 - December 2005	72,000	$5.75	$6.75	(23)
January 2006 – December 2006	120,000	$5.00	$6.45	(55)

			Total	$(1,824)

The Company accounts for its derivatives as cash flow hedging instruments, and recognizes gains or losses on settlement of its hedging instruments in oil and gas revenues, and changes in their fair value as a component of other comprehensive income, net of deferred taxes. The Company recognized pre-tax losses in oil and gas revenues of $564,255 and $1,131,381 for the three and six months ended June 30, 2005, and $305,213 and $504,602 for the three and six months ended June 30, 2004, respectively, due to realized settlements of its price hedge contracts during the respective periods.

At June 30, 2005, the Company recorded unrealized losses on cash flow hedging contracts of $2,531,097, net of deferred taxes of $1,362,898, in accumulated other comprehensive income.  Comparatively, at December 31, 2004, the Company recorded unrealized losses of $1,178,036, net of deferred taxes of $634,327 in accumulated other comprehensive income.  As of June 30, 2005, the Company anticipates $1.1 million of unrealized losses, net of deferred taxes of $388,850, will be reclassified into earnings during 2005. The Company recorded income (loss) from hedge ineffectiveness of $73,552 and ($111,294) for the three and six months ended June 30, 2005. As of December 31, 2004, the Company changed its method of testing the effectiveness of its cash flow hedges from the dollar offset method to regression analysis.

The following table details the activity of the cash flow hedges on a pre-tax and after-tax basis for the period ending June 30, 2005 (in thousands).

	Pre-tax	After-tax
Accumulated other comprehensive loss, December 31, 2004	$(1,824)	$(1,178)
Reclassified into earnings	1,131	735
Change in fair market value	(3,324)	(2,168)
Ineffective portion of cash flow hedges	123	80
Accumulated other comprehensive loss, June 30, 2005	$(3,894)	$(2,531)

12.          Related Party Transactions

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

13.          Commitments and Contingencies

The Company entered into a rental lease for approximately 2,910 square feet of corporate office space in Houston, Texas on April 1, 2004, for a renewable term of 90 months. The renewal option of the lease allows the Company to extend the term of the lease for one term of five years with written notice nine months prior to the expiration date of the lease. The Company has a one-time option to cancel the lease after the 51st month of the inception of the lease. The lease requires payments of approximately $5,000 per month. In February 2005, the Company executed a preferential right letter to lease an additional 2,132 square feet adjacent to its existing office lease for approximately $3,700 per month beginning in June 2005, subject to the same general terms and conditions as the Company’s existing lease.  The Company has not executed an additional lease or assumed control over the additional space as of August 12, 2005, however.

As a result of the Acquisition, the Company assumed two office leases held by RIMCO, including a rental lease in Avon, Connecticut for 6,900 square feet, which expires in October 2005 and an office lease in Houston, Texas for 9,110 square feet, which expires in October 2007. The RIMCO Connecticut lease requires payments of $12,075 per month and the RIMCO Houston lease requires payments of $21,350 per month. Whittier is currently considering alternatives to consolidate and sublease its corporate office space in Houston, Texas. The Company’s existing future minimum annual lease payments for the next five years are as follows (in thousands):

Year	Amount
2005	$206
2006	316
2007	274
2008	60
2009	60
Thereafter	110

Total	$1,026

14.          Acquisition of RIMCO Production Company, Inc.

On June 15, 2005, Whittier acquired RIMCO Production Company, Inc., a privately held Delaware corporation, by acquiring all of the outstanding capital stock of RIMCO, for a total purchase price of $57.1 million. The Acquisition substantially increased our properties, production and undeveloped acreage.  Specifically, we acquired working interests in approximately 116 active wells and one unit in 18 producing fields principally located in the Gulf Coast region in Texas, Louisiana, and Alabama and added approximately 23.1 billion cubic feet of natural gas equivalent of proved reserves, approximately 8.4 million cubic feet of natural gas equivalent of daily production, and significant undeveloped acreage with multiple prospects.

The Acquisition was structured as a merger of RPC Acquisition Company, Inc., a Delaware corporation wholly owned by Whittier, into RIMCO Production Company, Inc. Upon closing of the Acquisition, Whittier became the sole owner of RIMCO. The existing shareholders of RIMCO received total consideration of approximately $55 million in cash, subject to certain adjustments, which are discussed below. Whittier will treat the Acquisition as a stock purchase for federal income tax purposes and is the accounting acquirer. The Company’s interim results for the three and six months ended June 30, 2005 include RIMCO’s operating results for the period from June 15, 2005 through June 30, 2005.

The merger agreement contains customary representations and warranties of the parties which relate to various aspects of the businesses, financial statements and other matters of the parties. The representations and warranties of RIMCO and Whittier survive the closing for a period of five months and there is a $2.125 million holdback amount that Whittier can draw under indemnification provisions in the agreement in the event of (i) a breach of representations or warranties, (ii) certain environmental defects, (iii) certain third party costs to cure title defects, and (iv) any breach or non-fulfillment of any covenant or agreement on the part of RIMCO. No recovery from the holdback can occur until claims totaling $250,000 have been made. After the deductible has been reached, the entire holdback is available for indemnification. No indemnification is available (a) in excess of the holdback or (b) for title defect claims first asserted after May 18, 2005.

Whittier funded the Acquisition using a combination of net proceeds from a private offering of the Company’s Series A Preferred Stock (approximately $46.9 million) and net borrowings from a new revolving Credit Facility entered into on June 15, 2005 (approximately $10.5 million).  The Company’s Series A Preferred Stock is more fully described in Note 10 and the Company’s Credit Facility is more fully described in Note 9.

The following table presents the allocation of the Company’s $57.1 million purchase price, including professional fees and other related acquisition costs, to RIMCO’s assets acquired and liabilities assumed, based upon their fair values as of June 15, 2005:

As of June 15, 2005
(in thousands)

Cash and cash equivalents	$1,727
Accounts receivable	3,320
Other current assets	152
Oil and gas properties, evaluated	56,104
Oil and gas properties, unevaluated	16,717
Other assets	13
Total assets acquired	78,033

Accounts payable	(930)
Asset retirement obligation	(446)
Deferred income tax liability	(19,553)

Total liabilities assumed	(20,929)

Net assets acquired	$57,104

The following unaudited pro forma consolidated results of operations have been prepared as if the Acquisition had occurred as of the beginning of the period being reported:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Oil and gas revenues	$8,936	$6,485	$16,576	$13,709

Costs and expenses:
Lease operating expenses	1,582	1,304	2,868	3,040
Production taxes	589	458	1,114	794
Depreciation, depletion, and amortization	2,165	2,026	4,084	4,408
Ineffective portion of hedge contracts	(74)	—	111	—
General and administrative expenses(1)	2,685	965	3,705	1,944

Total costs and expenses	6,947	4,753	11,882	10,186

Income from operations	1,989	1,732	4,694	3,523
Other income (expense)	468	68	555	(537)

Income before income taxes	2,457	1,800	5,249	2,986
Provision for income taxes	860	630	1,837	1,271
Net income	$1,597	$1,170	$3,412	$1,715

Basic net income per share	$0.41	$0.34	$0.89	$0.51
Diluted net income per share	$0.13	$0.10	$0.27	$0.14
Weighted average shares outstanding:
Basic	3,859,406	3,419,556	3,850,320	3,388,448
Fully diluted	12,787,098	12,250,164	12,728,197	12,219,056

(1) General and administrative expenses for the three and six months ended June 30, 2005 reflect approximately 2.0 million in change of control costs incurred by RIMCO as a result of the Acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Whittier is a rapidly growing independent oil and gas exploration and production company primarily engaged in the acquisition, exploration and development of oil and gas properties in the continental United States.  We operate in three principal areas—the Gulf Coast region, South Texas and the Permian Basin. Financial and operating highlights for second quarter 2005 included the following:

•      Completion of the RIMCO Acquisition;

•      Net income of $798,000, a 193% percent increase over second quarter 2004;

•      Diluted earnings per share of $0.14, a 100% percent increase over second quarter 2004;

•      Cash flows provided by operating activities of $3.3 million, year-to-date;

•      A 43% percent increase in daily production over second quarter 2004; and

•      Increases of 43% in the average realized crude oil price and 5% in the average realized natural gas price over second quarter 2004.

Additionally, we have adopted the full cost method of accounting for our oil and gas activities and on July 1, 2005, we effected a one-for-three reverse split of our authorized and outstanding shares of common stock.

RIMCO Acquisition

On June 15, 2005, we acquired RIMCO Production Company, Inc., a privately held Delaware corporation, for approximately $57.1 million, including $55 million in cash and $2.1 million in closing costs and net assumed liabilities. As a result of this transaction, we acquired working interests in approximately 116 active wells and one unit in 18 producing fields principally located in the Gulf Coast region in Texas, Louisiana, and Alabama. The transaction added approximately 23.1 billion cubic feet of natural gas equivalent (Bcfe) of proved reserves as of December 31, 2004, approximately 8.4 million cubic feet of natural gas equivalent (Mmcfe) of daily production, and significant undeveloped acreage with multiple prospects.

Full Cost Method of Accounting

In conjunction with the RIMCO acquisition, we adopted the full cost method of accounting for our oil and gas activities.  Management believes that the full cost method is preferable for a company like Whittier, which is actively involved in the exploration and development of oil and gas reserves.  The full cost method was also utilized by RIMCO prior to the acquisition, and the assets acquired from RIMCO constitute more than 50% of Whittier’s total assets.  Additionally, the full cost method is used by the majority of Whittier’s peers and management believes the change will improve the comparability of Whittier’s financial statements with its peer group.

LIQUIDITY AND CAPITAL RESOURCES

We finance our business using a combination of cash flow from operations, bank debt and the issuance of equity and/or debt securities. Our future liquidity, in both the short and long-term, is principally dependent upon the volume of our oil and gas production and the market price we receive on future sales of that production as affected by any hedges we may have in place.

Our primary source of cash during the second quarter of 2005 was from funds obtained from financing activities.  Proceeds from the issuance of Series A preferred stock and the initial borrowing under our new credit facility were offset by cash used in the acquisition of RIMCO.  In addition to these funds, Whittier generated cash flows from the sale of natural gas and crude oil.  Operating cash flow fluctuations are substantially driven by commodity prices and changes in our production volumes.  Working capital is substantially influenced by these variables.  Fluctuation in cash flow may result in an increase or decrease in our capital and exploration expenditures.  Cash flows provided by operating activities were primarily used to fund exploration and development expenditures.

Operating Activities

We have approximately $2.5 million in available cash and approximately $10.5 million in borrowing capacity under our new credit facility as of August 12, 2005. Additionally, we are producing approximately 15 Mmcfe per day and generating net positive cash flows from operations. We have currently identified approximately $19.3 million in capital exploration and development expenditures on existing oil and gas properties for 2005, of which approximately $5.0 million has been incurred, and an estimated $20 million in additional capital expenditures for 2006.  We intend to fund our 2005 and 2006 capital expenditures using operating cash flows and additional borrowings under our credit facility, if necessary.

Financing Activities

New Revolving Credit Facility

On June 15, 2005, we entered into a $75 million revolving credit facility with BNP Paribas as the lead bank and administrative agent (the “Credit Facility”). The Credit Facility has an initial borrowing base of $30.5 million, from which we borrowed approximately $20 million to partially fund the RIMCO acquisition and to repay approximately $8.5 million and $1 million of bank debt held by Whittier and RIMCO, respectively. The borrowing base is subject to review and adjustment on a semi-annual basis. Amounts outstanding under the Credit Facility will bear interest at specified margins ranging between 1.50% to 2.25% over the London Interbank Offered Rate. Such margins will fluctuate based on the utilization of the facility. The credit facility is secured by first priority liens on substantially all of our assets, including equity interests in subsidiaries. We are subject to certain financial covenants pertaining to minimum working capital levels, minimum coverage of interest expenses, and a maximum leverage ratio. In addition, we are subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. All amounts drawn under the Credit Facility will mature June 15, 2008. We have approximately $10.5 million in borrowing capacity under our Credit Facility as of August 12, 2005.

On July 22, 2005, we repaid the $1.8 million subordinated convertible note held by Texas Independent Exploration Limited using a combination of cash and equity. We paid approximately $1.1 million in cash for 60% of the outstanding principal of the note and $39,272 in accrued interest. We also issued 119,156 shares of common stock to Texas Independent Exploration Limited upon its conversion of the remaining $714,932 in principal of the note at a conversion price of $6.00 per share. We funded the retirement of the note using available working capital.

Issuance of Series A Preferred Stock

On June 15, 2005, we issued 852,912 shares of Series A 8% Automatically Convertible Preferred Stock (“Series A Preferred Stock”) for an aggregate offering amount of approximately $50 million. We received approximately $46.9 million in net proceeds from the offering and used those proceeds to fund a portion of the purchase price for the RIMCO acquisition.

The Series A Preferred Stock is convertible into an aggregate of 8,529,120 shares of Whittier common stock, with each share of Series A Preferred Stock convertible into 10 shares of common stock. The Series A Preferred Stock will automatically convert in the event Whittier’s common stock is listed on the Nasdaq National Market. If conversion of the Series A Preferred Stock has not occurred on or before December 31, 2005, holders of the Series A Preferred Stock are entitled to receive quarterly dividends accruing from the date of initial issuance at a rate of 8% per annum.

As a condition to the offering, we agreed to register the common stock underlying the Series A Preferred Stock with the U.S. Securities and Exchange Commission (“SEC”) on or before December 31, 2005 and to maintain the effectiveness of the registration for two years following its effective date. Whittier filed the required registration statements on August 8, 2005. In the event the registration statements are not declared effective on or before December 12, 2005, the dividend rate payable on the Series A Preferred Stock will increase to 8.5% per annum. If the Series A Preferred Stock has been converted into common stock, Whittier will make a quarterly payment of $0.03 per common share until we achieve effective registration with the SEC.

In the event the Series A Preferred Stock is not converted into our common stock, we are required to redeem all of the outstanding Series A Preferred Stock on September 14, 2008 at 108% of the liquidation preference, including the face value of any outstanding Series A Preferred Stock plus any accrued and unpaid dividends through the date of redemption.

Derivative Instruments and Hedging Activities

We periodically enter into commodity price hedging contracts with respect to our oil and gas production, including “swaps” and “collars”, in order to manage our exposure to oil and gas price volatility and achieve more predictable cash flows. Swaps are designed to fix the price of anticipated sales of future production, while collars are designed to establish floor and ceiling prices on anticipated sales of future production. We have hedged approximately 70% of our proved developed forecasted production through December 31, 2007. Our derivative commodity positions outstanding as of June 30, 2005 are in Note 11 to our consolidated financial statements included herein.

CAPITAL COMMITMENTS AND CONTINGENCIES

In connection with our June 2004 acquisition of three gas fields in South Texas, we agreed to drill four wells over a two-year period and pay certain drilling costs on behalf of the seller’s retained working interests in those wells.  Under the terms of the drilling commitment, we agreed to drill two wells each in the Scott & Hopper Field and the North Rincon Field, or reassign a portion of the undeveloped acreage in each field to the seller of the properties. We have drilled the first two commitment wells - the Scott & Hopper #4 during February 2005 and the Cameron 137 #3 in June 2005. The Scott & Hopper #4 well began production in May 2005 and the Cameron 137 #3 is currently being tested, but is not expected to be commercially productive.

RESULTS OF OPERATIONS

As of July 1, 2005, we adopted the full cost method of accounting for our oil and gas properties. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized into the cost centers (the amortization base). Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs and delay rentals. Costs associated with production and general corporate activities are expensed in the period incurred. The capitalized costs of our oil and gas properties, plus an estimate of our future development and abandonment costs, are amortized on a unit-of-production method based on our estimate of total proved reserves.

Results of operations for the three and six months ended June 30, 2005 reflect activity from RIMCO for the period from June 15, 2005, the effective date of the acquisition. Pro forma financial information for the periods presented in these financial statements for the combined results of Whittier and RIMCO as if the acquisition had occurred at the beginning of each applicable interim period is presented in Note 14 to our financial statements included herein.

For the Quarter Ended June 30, 2005 compared with the Quarter Ended June 30, 2004

We generated net income of approximately $798,000, or $0.14 per diluted share, for the quarter ended June 30, 2005, compared to $272,000, or $0.07 per diluted share, for the period ended June 30, 2004. The $526,000 favorable variance was primarily attributable to higher oil and gas production and prices. The significant components of Whittier’s results of operations for the quarters ended June 30, 2005 and 2004 are as follows:

Oil and Gas Revenues. Oil and gas revenues increased 78% from approximately $2.2 million, or $31.14 per Boe, for the quarter ended June 30, 2004 to $3.9 million, or $38.74 per Boe, for the quarter ended June 30, 2005, based upon a 43% increase in production and 24% increase in realized commodity prices per Boe after hedge settlements. Whittier recognized pre-tax losses in oil and gas revenues of $564,255 and $305,213 during the quarter ended June 30, 2005 and 2004, respectively, due to realized settlements of its price hedge contracts. Whittier produced 99,565 Boe during the quarter ending June 30, 2005, consisting of 49,996 Bbls of oil and 297,417 Mcf of gas, compared to production of 69,746 Boe for the quarter ending June 30, 2004, consisting of 42,248 Bbls of oil and 164,987 Mcf of gas. The increase in production was principally due to Whittier’s 2004 oil and gas property acquisitions, including the May and July 2004 acquisition of the Cut Off Field and the June 2004 acquisition of three gas fields in South Texas, as well as the Company’s June 2005 acquisition of RIMCO.

Sale of Maketable Securities. During the quarter ended June 30, 2005 we sold 223,275 shares of Chapanal Resources, Inc. for $532,102, realizing a pre-tax gain of $308,827.

Costs and Expenses. Total operating costs and expenses increased by 61% from $1.8 million for the quarter ending June 30, 2004 to $2.9 million for the quarter ending June 30, 2005, principally due to Whittier’s increased acquisition, development, and exploration activity from the prior year.

The breakdown of variances for the components of operating costs and expenses is as follows:

•      Lease operating expenses increased 78% from $664,000, or $9.52 per Boe, for the quarter ending June 30, 2004 to $1,180,000, or $11.85 per Boe, for the quarter ending June 30, 2005, reflecting Whittier’s 100% increase from four to eight operated properties and additional non-recurring workover expenditures incurred on Whittier’s operated properties;

•      Production taxes increased 47%, from $213,000, or $3.05 per Boe, for the quarter ending June 30, 2004, to $314,000, or $3.15 per Boe, for the quarter ending June 30, 2005 due to higher production volumes.

•      Depreciation, depletion and amortization (“DD&A”) increased by 63%, from $619,000, or $8.88 per Boe, for the quarter ending June 30, 2004 to $1,006,000, or $10.10 per Boe, for the quarter ending June 30, 2005. The 14% increase in DD&A per Boe is related to greater total production during the current period as a result of acquisitions completed in 2004 and the Rimco acquisition in June 2005.

•      The Company recognized a non-cash gain of $74,000 due to the ineffective portion of the fair value adjustment to our hedge contracts for the quarter ending June 30, 2005; and

•      General and administrative expense increased from $297,000 for the quarter ending June 30, 2004 to $467,000 for the quarter ending June 30, 2005, reflecting our enhanced operational activity from the prior year, including increasing the Company’s staff from five to 23 full-time employees.

For the Six Months Ended June 30, 2005 compared with the Six Months Ended June 30, 2004

We generated net income of approximately $1,136,000, or $0.24 per diluted share, for the six months ended June 30, 2005, compared to a net loss of $29,000, or $0.01 per diluted share, for the comparable period ended June30, 2004. The $1,165,000 favorable variance was primarily attributable to higher oil and gas production and prices. The significant components of Whittier’s results of operations for the six months ended June 30, 2005 and 2004 are as follows:

Oil and Gas Revenues. Oil and gas revenues increased 63% from approximately $4.1 million, or $30.50 per Boe, for the six months ended June 30, 2004 to $6.7 million, or $36.50 per Boe, for the six months June 30, 2005, based upon a 37% increase in production and 20% increase in realized commodity prices per Boe after hedge settlements. Whittier recognized pre-tax losses in oil and gas revenues of $1,131,381 and $504,602 during the six months ended June 30, 2005 and 2004, respectively, due to realized settlements of its price hedge contracts. Whittier produced 182,389 Boe during the six months ended June 30, 2005, consisting of 95,282 Bbls of oil and 522,643 Mcf of gas, compared to production of 133,611 Boe for the six months ended June 30, 2004, consisting of 82,924 Bbls of oil and 304,121 Mcf of gas. The increase in production was principally due to oil and gas property acquisitions, including the May and July 2004 acquisition of the Cut Off Field the June 2004 acquisition of three gas fields in South Texas, and the June 2005 acquisition of RIMCO.

Sale of Marketable Securities. During the six months ended June 30, 2005, we sold 266,775 shares of Chaparral Resources, Inc. for $631,642, realizing a pre-tax gain of $364,867.

Costs and Expenses. Total operating costs and expenses increased by 64% from $3.2 million for the six months ended June 30, 2004 to $5.2 million for the six months ended June 30, 2005, principally due to Whittier’s increased acquisition, development, and exploration activity from the prior year. The breakdown of variances for the components of operating costs and expenses is as follows:

•      Lease operating expenses increased 75% from $1,139,000, or $8.52 per Boe, for the six months ended June 30, 2004 to $1,993,000, or $10.93 per Boe, for the six months ended June 30, 2005, reflecting Whittier’s 100% increase from four to eight operated properties and additional non-recurring workover expenditures incurred on Whittier's operated properties;

•      Production taxes increased 52%, from $373,000, or $2.79 per Boe, for the six months ended June 30, 2004, to $566,000, or $3.10 per Boe, six months ended June 30, 2005. The 11% increase in production taxes per Boe from the six months ended June 30, 2004 to the six months ended June 30, 2005 was attributable to higher taxes incurred on Louisiana production, which is based on a percentage of revenue versus actual production volumes, and a larger ratio of natural gas production compared to overall production from the prior year;

•      DD&A increased by 70%, from $975,000, or $7.30 per Boe, for the six months ended June 30, 2004 to $1,657,000, or $9.09 per Boe, for six months ended June 30, 2005. The 25% increase in DD&A per Boe is related to greater total production during the current period as a result of acquisitions completed in 2004, as well as the RimCo acquisition in June 2005.

•      The Company recognized a non-cash charge to earnings of $111,000 due to the ineffective portion of the fair value adjustment to our hedge contracts for the six months ended June 30, 2005;  and

•      General and administrative expense increased from $674,000 for the six months ended June 30, 2004 to $856,000 for six months ended June 30, 2005, reflecting our enhanced operational activity from the prior year, including increasing the Company’s staff from four to 23 full-time employees.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (defined in Rule 13a-15(e)) refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods.  Whittier’s Chief Executive Officer and Chief Financial Officer, who also serves as the principal accounting officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, and they concluded that, as of such date, Whittier’s controls and procedures were effective. Whittier is in the process of integrating RIMCO into its existing internal control structure. Whittier acquired RIMCO on June 15, 2005 and is in the process of evaluating RIMCO’s disclosure controls and procedures and integrating them where appropriate.

Part II– Other Information

Item 6 – Exhibits and Reports on Form 8-K

Needs to be updated

(a)           Exhibits

Exhibit 2.1

Agreement and Plan of Merger dated April 18, 2005 by and among Whittier Energy Corporation, RPC Acquisition Company, Inc. and RIMCO Production Company, Inc., incorporated by reference to Exhibit 2.1 of Whittier’s Quarterly Report Form 10-QSB filed on May 13, 2005.

Exhibit 4.1

Certificate of Designation of Series A 8% Automatically Convertible Preferred Stock of Whittier Energy Corporation incorporated by reference to Exhibit 4.1 of Whittier’s Current Report on Form 8-K filed on June 21, 2005.

Exhibit 4.2

Registration Rights Agreement dated June 15, 2005, between Whittier Energy Corporation and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 10.3 of Whittier’s Current Report on Form 8-K filed on June 21, 2005.

Exhibit 10.1

Senior Revolving Credit Facility dated June 15, 2005, among Whittier Energy Corporation, as Borrower, and BNP Paribas, as Administrative Agent, and the lenders party thereto incorporated by reference to Exhibit 10.1 of Whittier’s Current Report on Form 8-K filed on June 21, 2005.

Exhibit 10.2	Guaranty and Pledge Agreement dated June 15, 2005, made by Whittier Energy Corporation and certain of its subsidiaries, as Obligors, in favor of BNP Paribas, as

Administrative Agent incorporated by reference to Exhibit 10.2 of Whittier’s Current Report on Form 8-K filed on June 21, 2005.

Exhibit 10.3

Executive Employment Agreement dated June 15, 2005, between Whittier Energy Corporation and Bryce W. Rhodes, incorporated by reference to Exhibit 10.11 of Whittier’s Registration Statement on Form SB-2 filed on August 9, 2005.

Exhibit 10.4

Executive Employment Agreement dated June 15, 2005, between Whittier Energy Corporation and Daniel Silverman, incorporated by reference to Exhibit 10.11 of Whittier’s Registration Statement on Form SB-2 filed on August 9, 2005.

Exhibit 10.5

Executive Employment Agreement dated June 15, 2005, between Whittier Energy Corporation and Michael B. Young, incorporated by reference to Exhibit 10.11 of Whittier’s Registration Statement on Form SB-2 filed on August 9, 2005.

Exhibit 18.1.	Letter dated August 12, 2005 from Grant Thornton LLP to the Board of Directors of Whittier Energy Corporation regarding the preferability of the full cost method of accounting for the Company.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

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

Dated:    August 15, 2005

Whittier Energy Corporation

By:	/s/ Bryce W. Rhodes
Bryce W. Rhodes
President, Chief Executive Officer, and Director

By:	/s/ Michael B. Young
Michael B. Young
Chief Financial Officer, Treasurer and Controller
(Principal Financial and Accounting Officer)