Form 10QSB
period 2005-09-30
WHITTIER ENERGY CORP
filed 2005-11-14
CIK 1108520

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number:   0-30598

WHITTIER ENERGY CORPORATION

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	20-0539412
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

333 Clay Street, Suite 1100

Houston, Texas 77002

(Address of Principal Executive Offices)

Issuer’s telephone number, including area code: (713) 850-1880

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒                                                        NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐                                                        NO ☒

As of November 14, 2005 the Registrant had 3,985,325 shares of its $.001 par value common stock issued and outstanding.

Part I – Summarized Financial Information

Item 1 – Financial Statements

Whittier Energy Corporation

Consolidated Balance Sheets

(In Thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$5,827	$1,461
Accounts receivable, net of allowances	8,479	2,491
Income tax receivable	—	28
Deferred income tax asset - commodity price hedging contracts	2,855	376
Prepaid assets	1,082	108

Total current assets	18,243	4,464

Investments in partnerships	256	284
Investments in marketable securities	282	1,054
Other assets	279	—
Oil and gas properties on the basis of full cost accounting:
Proved Properties, subject to amortization	78,875	23,360
Unproved properties, not subject to amortization	23,927	2,442
Other equipment and fixtures	97	119
Accumulated depletion, depreciation and amortization	(10,599)	(6,108)
	92,300	19,813

Total assets	$111,360	$25,615

See accompanying notes.

	September 30, 2005	December 31, 2004
	(Unaudited)	(Restated)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,894	$2,814
Taxes payable	87	29
Commodity price hedging contracts, current portion	8,170	1,087
Revolving credit facility, current portion	—	1,650
Total current liabilities	14,151	5,580

Deferred income tax liability	21,237	834
Revolving credit facility	17,000	6,095
Convertible subordinated note payable	—	1,787
Asset retirement obligation	593	121
Commodity price hedging contracts	3,480	737
	56,461	15,154

Redeemable, convertible, cumulative Preferred Stock, Series A, 8% 895,912 shares issued and outstanding	46,066	—
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 3,983,659 and 3,841,134 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	4	4
Additional paid-in capital	6,016	5,176
Accumulated other comprehensive income, unrealized gain (loss) on marketable securities, net of taxes of ($16) and $64, at September 30, 2005 and December 31, 2004	(30)	119
Accumulated other comprehensive loss, hedging contracts, net of taxes of $3,794 and $634, at September 30, 2005 and December 31, 2004	(7,046)	(1,178)
Retained earnings	9,889	6,340
Total stockholders’ equity	8,833	10,461

Total liabilities and stockholders’ equity	$111,360	$25,615

See accompanying notes.

Whittier Energy Corporation

Consolidated Statements of Operations

(In Thousands, Except Share Data)

(Unaudited)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
		(Restated)		(Restated)

Oil and gas revenues	$9,595	$2,867	$16,253	$6,942

Costs and expenses:
Lease operating expenses	1,381	857	3,374	1,996
Production taxes	777	260	1,343	633
Depreciation, depletion, and amortization	2,835	701	4,492	1,676
Ineffective portion of hedge contracts	687	—	798	—
General and administrative expenses	1,186	375	2,042	1,049

Total costs and expenses	6,866	2,193	12,049	5,354

Income from operations	2,729	674	4,204	1,588

Other income (expense):
Interest and dividend income	6	1	15	2
Interest expense	—	(109)	(224)	(198)
Gain from sales of marketable securities	902	—	1,267	—
Impairment of marketable securities	—	—	—	(645)
Partnership income	75	47	198	168

Other income (expense)	983	(61)	1,256	(673)

Income before income taxes	3,712	613	5,460	915
Provision for income taxes	1,299	(11)	1,911	320
Net income	$2,413	$624	$3,549	$595

See accompanying notes.

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
		(Restated)		(Restated)

Basic earnings per share:
Net income per share	$.61	$ . 16	$.91	$.17
Weighted average number of shares outstanding (basic)	3,954,756	3,829,491	3,885,515	3,535,803

Diluted earnings per share:
Net income per share	$.19	$.16	$.47	$.17
Weighted average number of shares outstanding (dilutive)	12,733,270	4,076,075	7,578,127	3,773,846

Net income	$2,413	$624	$3,549	$595
Diluted net income:
Interest on convertible subordinated note	—	25	38	28
Diluted net income	$2,413	$649	$3,587	$623

Dilutive securities outstanding:
Basic shares outstanding	3,954,756	3,829,491	3,885,515	3,535,803
Stock options and warrants	181,397	246,584	98,039	—
Convertible subordinated note	67,997	—	220,416	—
Series A preferred stock	8,529,120	—	3,374,157	238,043
Diluted shares outstanding, assuming conversion of dilutive securities	12,733,270	4,076,075	7,578,127	3,773,846

See accompanying notes.

Whittier Energy Corporation

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
		(Restated)
Cash flows from operating activities
Net income (loss)	$3,549	$595
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion, and amortization	4,492	1,676
Deferred income tax provision	1,911	320
(Gain) on the sale of marketable securities	(1,267)	—
Partnership income	(198)	(168)
Impairment of marketable securities	—	645
Ineffective portion of hedge loss	798	—
Increase in accounts receivable	(2,640)	(1,095)
Increase in prepaids and other receivables	(822)	(53)
Increase in accounts payable	2,150	1,511
Increase in taxes payable	58	86
Net cash provided from operating activities	8,031	3,517

Cash flows from investing activities
Net investment in oil and gas properties	(8,556)	(11,364)
Acquisition of RIMCO Production Company, net of cash acquired	(55,377)	—
Proceeds from the sale of oil and gas properties	4,119	525
Investments in partnerships	(6)	(64)
Distributions from partnerships	231	217
Proceeds from sale of marketable securities	1,810	7
Net cash used in investing activities	(57,779)	(10,679)

Cash flows from financing activities
Proceeds from revolving credit facility	21,000	4,050
Payments on revolving credit facility	(11,745)	(690)
Proceeds from convertible note	—	1,787
Payments on convertible note	(1,072)	—
Debt issuance costs	(266)	—
Net proceeds from private placement	—	2,331
Net proceeds from preferred stock offering	46,066	—
Proceeds from stock option exercises	131	—
Net cash provided from financing activities	54,114	7,478

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
		(Restated)

Net increase in cash and cash equivalents	$4,366	$316

Cash and cash equivalents at beginning of period	1,461	1,037

Cash and cash equivalents at end of period	$5,827	$1,353

Supplemental cash flow disclosure
Interest paid	$706	$253

Supplemental schedule of non-cash investing and financing activities
Unrealized loss on marketable securities, net	$30	$2
Convertible note issued for purchase of South Texas properties	—	$1,787
Repayment of principal on convertible note using common stock	$715	—
Value of stock warrants issued for purchase of South Texas properties	$—	$135
Issuance of common stock in exchange for settlement of outstanding investment banking fees	$—	$40

See accompanying notes.

Whittier Energy Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      General

Whittier Energy Corporation, a Nevada corporation (“Whittier”), is an independent oil and gas exploration and production company engaged in the acquisition, exploration and development of oil and gas properties in the continental United States. As of September 30, 2005, Whittier had five wholly owned subsidiaries, including Whittier Energy Company (“Whittier Energy”), a Nevada corporation, Whittier Operating, Inc. (“Whittier Operating”), a Texas corporation, Olympic Resources (Arizona) Ltd., an Arizona corporation, RIMCO Production Company, Inc. (“RIMCO”), a Delaware corporation, and Vaquero Gas Company, Inc. (“Vaquero”), a Texas corporation. Whittier Operating is a direct subsidiary of Whittier Energy and Vaquero is a direct subsidiary of RIMCO. References to the “Company” refer to Whittier and its subsidiaries.

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

In conjunction with the RIMCO acquisition, we adopted the full cost method of accounting for our oil and gas activities.  The Company believes that the full cost method of accounting more appropriately reflects the operating results of an independent oil and gas producer that expends significant amounts of capital on exploration activities in order to discover proved reserves. Accordingly, the Company believes full cost accounting is the preferred method for the post-acquisition Company. We arrived at this conclusion based on a number of considerations, including: 1) the material size of the transaction and RIMCO’s historical use of full cost accounting; 2) the composition of RIMCO’s acquired assets; 3) the nature of RIMCO’s prospect generation business and technical personnel; and 4) the Company’s anticipated exploration projects and capital expenditures subsequent to the Acquisition.  Additionally, the full cost method is used by many of Whittier’s peers, and management believes the change will enhance the overall transparency and peer group comparability of the Company’s financial statements.  The Company’s conversion to full cost accounting is currently under review by the SEC, in connection with the SEC’s review of Whittier’s registration statements on Forms SB-2 filed on August 8, 2005.  Whittier’s financial results have been retroactively restated to reflect the conversion to the full cost method, which is further described in Note 8.

A comparison of the Company’s previously presented net income, in thousands, and earnings per share under the successful efforts method of accounting to its results of operations disclosed herein are as follows (in thousands):

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

Net income, as originally presented	$560	$246
Basic net income per share, as originally presented	$0.15	$0.07
Diluted net income per share, as originally presented	$0.14	$0.07

Net income , as adjusted	$624	$595
Basic net income per share, as adjusted	$0.16	$0.17
Diluted net income per share, as adjusted	$0.16	$0.17

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

2.                                      Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is calculated by dividing net income or loss by the aggregate weighted average number of shares outstanding during the periods. Diluted earnings (loss) per share considers the dilutive effect of the average number of common stock equivalents, consisting of the Company’s common stock options and warrants and common stock underlying a convertible note (see Note 9) and preferred stock (See Note 10) that were outstanding during the periods.  The Company had no anti-dilutive common stock equivalents outstanding for the three and nine months ended September 30, 2005, respectively.

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

In July 2005, the FASB issued the exposure draft “Accounting for Uncertain Tax Positions, a proposed interpretation of FASB Statement No. 109.” The proposed interpretation would apply to all open tax positions under SFAS No. 109. The conclusions in this interpretation apply to the initial recognition of tax benefits, recognition of tax positions, measurement of tax benefits, and classification of tax liabilities. The comment period on this exposure draft ended in September 2005, and the Company is currently assessing the impact, if any, that this interpretation would have on our financial position and results of operations. The proposed enactment date would require adoption effective December 31, 2005.

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

In December 2003, the Company’s Board of Directors approved a Long Term Incentive Plan (the “Plan”), which was ratified by the Company’s stockholders in July 2004. The Plan sets aside a total of 520,000 shares of the Company’s common stock for issuance to the Company’s officers, directors, employees, and consultants. On October 18, 2005, the Company’s stockholders approved expanding the number of shares of common stock available for issuance under the Plan to 1,876,000.

During January 2004, the Company granted a total of 243,000 options to purchase the Company’s common stock at an average exercise price of $5.25 per share to certain directors, officers, and employees of the Company, of which 5,000 options were cancelled in May 2004. The options vest ratably over a three-year period from the date of grant and have a term of five years. The fair market value of the net options outstanding on the date of grant was estimated to be $1,088,611, or $4.56 per share, using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4%, dividend yield of 0%, volatility factors of the expected market price of the Company’s common stock of 4.74, and a weighted average life expectancy of the options of 3.5 years. The Company issued an additional 19,834 options to various employees of the Company during the year ended December 31, 2004, with an average exercise price of $4.92 per share, also subject to three-year ratable vesting with a term of five years. The fair market value of the options on the date of grant was estimated to be approximately $51,000, or $2.58 per share, using the Black-Scholes option pricing model using weighted average assumptions applicable on the date of grant.  The Company issued an additional 39,278 options to various employees and consultants of the Company during the nine months ended September 30, 2005, with an average exercise price of $7.75 per share. The fair market value of the options on the date of grant was estimated to be approximately $132,000, or $3.36 per share, using the Black-Scholes option pricing model using weighted average assumptions applicable on the date of grant. The Company granted a total of 408,213 options to various directors, officers, employees and consultants of the Company on November 3, 2005, with an exercise price of $8.20 per share. The fair market value of the options on the date of grant was estimated to be approximately $1.6 million, or $3.96 per share, using the Black-Scholes option pricing model using weighted average assumptions applicable on the date of grant.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The Company’s pro forma information is as follows (in thousands):

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
		(Restated)		(Restated)

Net income under APB No. 25	$2,413	$624	$3,549	$595

Deduct: Stock-based compensation expense determined under the fair value method, net of tax	(70)	(62)	(199)	(176)

Pro forma net income	$2,343	$562	$3,350	$419

Pro forma basic earnings per share	$.59	$.15	$.86	$.12

Pro forma diluted earnings per share	$.18	$.14	$.45	$.12

In the three months ended September 30, 2005, 3,336 and 16,664 options to acquire the Company’s common stock at an average exercise price of $5.82 were exercised and expired unexercised, respectively. An additional 1,666 options were exercised in October 2005, at an exercise price of $5.10 per share.

5.                                      Asset Retirement Obligation

As of September 30, 2005, the Company had an estimated future abandonment obligation of $592,690, including $554,271 in costs capitalized to oil and gas properties and $38,419 in cumulative accretion expense.

The activity related to the Company’s future asset retirement obligation for the nine months ended September 30, 2005, is as follows (in thousands):

Nine Months Ended September 30,
2005
(in thousands)
Beginning asset retirement obligation	$121
Liabilities incurred during the period	453
Liabilities settled during the period	—
Accretion expense	19
Ending asset retirement obligation	$593

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

The carrying amount and estimated market value of the investments as of September 30, 2005 and December 31, 2004 are as follows (in thousands):

	As of September 30, 2005
	Cost	Fair Value

PYR Energy, Inc., 173,625 Shares	$328	$282

Total	$328	$282

	As of December 31, 2004
	Cost	Fair Value

Chaparral Resources, Inc., 543,850 Shares	$544	$870

PYR Energy, Inc., 173,625 Shares	328	184

Total	$872	$1,054

The Company recognizes any unrealized gain or loss on its marketable securities when the securities are sold or when the Company determines that a permanent impairment has occurred. As of March 31, 2004, the Company reclassified its unrealized loss in Chaparral Resources, Inc. (“Chaparral”) as “other than temporary” and recognized an impairment of $645,476, reducing the Company’s book basis in the securities to $543,850. The Company has monetized its investment in Chaparral in order to utilize the proceeds for the acquisition, exploration and development of oil and gas properties. During the nine months ended September 30, 2005, the Company sold 543,850 shares of Chaparral for $1,810,595, realizing a gain of $1,266,745. During the three months ended September 30, 2005, the Company sold 277,075 shares of Chaparral for $1,178,953, realizing a gain of $901,878.

The Company recorded an unrealized loss as a component of other comprehensive income of $29,716, net of deferred taxes of $16,000, for the nine months ended September 30, 2005 and recorded an unrealized gain of $118,708, net of deferred taxes of $63,920, for the period ended December 31, 2004.

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

A reconciliation of the pre- and post-tax impact of the Company’s marketable securities on accumulated other comprehensive income for the nine months ended September 30, 2005 is as follows (in thousands):

	Pre-tax	After-tax
Accumulated other comprehensive income, December 31, 2004	$183	$119
Reclassified into earnings	(1,267)	(824)
Change in fair market value	1,038	675

Accumulated other comprehensive loss, September 30, 2005	$(46)	$(30)

7.                                      Investments in Partnerships

The original cost basis, cumulative distributions and book value of the Company’s partnership investments as of September 30, 2005 and December 31, 2004, were as follows (in thousands):

	Investment Cost Basis	Cumulative Distributions	September 30, 2005 Net Book Value

KAB Acquisition L.P. - II, 8.0% Limited Partnership Interest	$150	$(258)	$—
KAB Acquisition L.P. - III, 6.4286% Limited Partnership Interest	150	(207)	—
KAB Acquisition L.L.L.P. - IV, 7.2% Limited Partnership Interest	150	(270)	—
KAB Acquisition L.L.L.P. – V, 7.5% Limited Partnership Interest	150	(177)	—
KAB Acquisition L.L.L.P. - VI, 2.1825% Limited Partnership Interest	150	(75)	75
Avalanche Royalty Partners LLC, 8.925% Membership Interest	341	(511)	—
Rincon Energy Partners, LLC, 10% Membership Interest	181	—	181

Total	$1,272	$(1,498)	$256

	Investment Cost Basis	Cumulative Distributions	December 31, 2004 Net Book Value

KAB Acquisition L.P. - II, 8.0% Limited Partnership Interest	$150	$(247)	$—
KAB Acquisition L.P. - III, 6.4286% Limited Partnership Interest	150	(178)	—
KAB Acquisition L.L.L.P. - IV, 7.2% Limited Partnership Interest	150	(218)	—
KAB Acquisition L.L.L.P. – V, 7.5% Limited Partnership Interest	150	(139)	11
KAB Acquisition L.L.L.P. - VI, 2.1825% Limited Partnership Interest	150	(52)	98
Avalanche Royalty Partners LLC, 8.925% Membership Interest	341	(432)	—
Rincon Energy Partners, LLC, 10% Membership Interest	175	—	175

Total	$1,266	$(1,266)	$284

The Company records its book value in partnership investments at their cost basis, less cumulative cash distributions from each investment. Cash distributions in excess of basis are recorded as partnership income and any impairment of partnership investment is recorded as a charge to income.  The Company periodically reviews its partnership investments for impairment by comparing each investment’s book value against its fair value. Management uses its best efforts to estimate fair value in its partnership investments, based on the historical and expected future performance of each investment, as well as consideration of any significant events affecting the underlying assets of each partnership, which may limit the Company’s ability to recover its investment. Any resulting impairment is recorded in earnings in the period the Company determines that an impairment exists. The Company recognized partnership income of $74,633 and $197,993 for the quarter and nine months ended September 30, 2005, compared to partnership income of $47,066 and $168,279 for the quarter and nine months ended September 30, 2004, respectively.

8.                                      Oil and Gas Properties, Equipment and Fixtures

Whittier has adopted the full cost method of accounting for its oil and gas properties.  Previously, the Company followed the successful efforts method of accounting for its oil and gas activities.  Whittier believes that the full cost method is preferable for a company more actively involved in the exploration and development of oil and gas reserves. Additionally, the full cost method is used by certain of Whittier’s peers and management believes the change will improve the comparability of Whittier’s financial statements with its peer group. Furthermore, RIMCO used the full cost method of accounting for its operations and RIMCO’s assets constitute more than 50% of the Company’s total assets.  Whittier’s financial results have been retroactively restated to reflect the full cost method of accounting.

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

9.                                      Notes Payable

The Company’s outstanding debt obligations as of September 30, 2005 include $17 million in long-term debt under its Credit Facility. For the quarter ended September 30, 2005, the Company capitalized 100% of its total interest incurred of $336,282 to its unevaluated oil and gas properties. For the nine months ended September 30, 2005, the Company incurred interest expense of $224,496, net of capitalized interest of $481,468.  For the quarter and nine months ended September 30, 2004, the Company incurred total interest expense of $108,290, net of capitalized interest of $32,868, and $197,338, net of capitalized interest of $55,167.

Revolving Credit Agreement

In connection with the Acquisition, on June 15, 2005 Whittier entered into a $75 million revolving Credit Facility with BNP Paribas as the lead bank and administrative agent. The Credit Facility had an initial borrowing base of $30.5 million. Whittier borrowed $20 million from the Credit Facility to partially fund the Acquisition and to fully repay approximately $8.5 million in principal and accrued interest outstanding on the Company’s previous revolving credit facility with Compass Bank, as well as $1 million of bank debt held by RIMCO.  The Company repaid $3.0 million in principal outstanding on the Credit Facility on September 30, 2005. The borrowing base is subject to review and adjustment on a semi-annual basis. Amounts outstanding under the revolver will bear interest at specified margins over the London Interbank Offered Rate (“LIBOR”) of 1.50% to 2.25%. Such margins will fluctuate based on the utilization of the facility. Borrowings under the revolver are secured by first priority liens on substantially all of our assets, including equity interests in subsidiaries. The Company is subject to certain financial covenants pertaining to minimum working capital levels, minimum coverage of interest expenses, and a maximum leverage ratio. In addition, Whittier is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. All amounts drawn under the revolver will mature June 15, 2008.

The Credit Agreement is collateralized by substantially all of the Company’s assets and the Company is subject to various covenants, representations and warranties as established by the credit agreement. The primary covenants agreed to by the Company under the credit agreement, as amended, include the following:

•                  The Company will maintain a ratio of total debt to consolidated EBITDAX (net income before interest expenses, taxes, depreciation, depletion, amortization, exploration costs, and other non-cash expenses less non-cash income and capitalized expenses) for the most recent period of four fiscal quarters of no greater than  3.5 to 1.0, calculated on a pro-forma basis for the Acquisition and exclusive of the Company’s Series A Preferred Stock; and

•                  The Company will maintain a current ratio, determined quarterly, of current assets to current liabilities, inclusive of available borrowing base under the Credit Facility and exclusive of any current portion of principal outstanding under the Credit Facility, the current fair value of outstanding commodity price hedging contracts, and the current balance of asset retirement obligations under FAS 143, of at least one to one.

The Company was in compliance with these covenants as of September 30, 2005 and has classified all of its outstanding indebtedness as long-term. The Company’s next borrowing base review is scheduled during November 2005.

Anticipated future maturities of the Credit Facility as of September 30, 2005, are as follows:

Year	Amount
(in thousands)
2005	$—
2006	—
2007	—
2008	17,000

Total	$17,000

Convertible Subordinated Note

In June 2004, the Company issued a six-year, approximate $1.8 million subordinated note bearing interest at a rate of 7% per annum and convertible into our common stock at a conversion price of $6.00 per share to Texas Independent Exploration Limited and certain of its affiliates in connection with our acquisition of various operated working interests in three gas fields in South Texas. On July 22, 2005, Texas Independent Exploration Limited and certain of its affiliates converted $714,936 of the outstanding principal on the note into 119,156 shares of Whittier common stock at a conversion price of $6.00 per share. On that same date, Whittier repaid all remaining principal and accrued  interest on the note for approximately $1.1 million in cash.

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

As a condition to the offering, the Company agreed to register the common stock underlying the Series A Preferred Stock with the U.S. Securities and Exchange Commission (“SEC”) on or before December 12, 2005 and to maintain the effectiveness of the registration for two years following its effective date. The Company filed the required registration statements on August 8, 2005. In the event the registration statements are not declared effective on or before December 31, 2005, the dividend rate payable on the Series A Preferred Stock will increase to 8.5% per annum. If the Series A Preferred Stock has been converted into common stock, Whittier will make a quarterly payment of $0.03 per common share until the Company achieves effective registration with the SEC.

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

11.                               Commodity Price Risk Hedging Instruments

The Company held various derivative instruments, including crude oil and natural gas option agreements known as “swaps” and “collars” as of September 30, 2005 and December 31, 2004. Swaps are designed to fix the price of anticipated sales of future production, while collars are designed to establish floor and ceiling prices on anticipated sales of future production. The Company entered into the contracts at the time it acquired certain operated oil and gas property interests as a means to reduce the future price volatility on its sales of oil and gas production, as well as to achieve a more predictable cash flow from its oil and gas properties. The Company has designated its price hedging instruments as cash flow hedges in accordance with SFAS No. 133.

Further details relating to the Company’s hedging activities are as follows:

Hedging contracts held as of September 30, 2005:

		Nymex Contract Price
Contract Period and Type	Total Volume	Floor	Ceiling/Swap Price	Fair Value
				(in thousands)

Crude Oil Contracts (barrels)
Swap Contracts:
October 2005 – December 2005	9,000	N/A	$34.75	$(283)
October 2005 – December 2005	18,000	N/A	$58.10	(148)
January 2006 – December 2006	36,000	N/A	$58.00	(302)

Collar Contracts:
October 2005 – December 2005	3,000	$26.00	$29.20	(111)
October 2005 – December 2005	3,000	$26.00	$28.95	(111)
October 2005 – December 2005	4,500	$31.00	$36.95	(132)
October 2005 – December 2005	12,000	$50.00	$68.20	(40)
January 2006 – December 2006	96,000	$30.00	$34.25	(2,983)
January 2006 – December 2006	21,600	$49.50	$68.60	(120)
January 2007 – December 2007	54,000	$47.50	$69.00	(277)
January 2007 – December 2007	78,000	$47.50	$69.25	(394)

Natural Gas Contracts (mmbtu)
Swap Contracts:
October 2005	35,000	N/A	$7.47	(225)
October 2005 –December 2005	30,000	N/A	$6.02	(162)
November 2005 – March 2006	150,000	N/A	$8.43	(876)
April 2006 – October 2006	210,000	N/A	$7.44	(654)
November 2006 – March 2007	150,000	N/A	$8.16	(449)
April 2007 – October 2007	210,000	N/A	$6.97	(391)

Collar Contracts:
October 2005	55,000	$6.75	$8.40	(234)
October 2005–December 2005	30,000	$4.00	$7.20	(139)
October 2005–December 2005	72,000	$5.75	$6.75	(355)
November 2005 – March 2006	250,000	$7.50	$10.10	(1,102)
April 2006 – October 2006	280,000	$6.75	$8.40	(690)
January 2006 – December 2006	120,000	$5.00	$6.45	(614)
November 2006 – March 2007	200,000	$7.25	$9.75	(449)
April 2007 – October 2007	280,000	$6.25	$7.95	(409)

			Total	$(11,650)

Hedging Contracts Held as of December 31, 2004:

		Nymex Contract Price
Contract Period and Type	Total Volume	Floor	Ceiling/Swap Price	Fair Value
				(in thousands)

Crude Oil Contracts (barrels)
Swap Contracts:
January 2005 – December 2005	36,000	N/A	$34.75	$(278)

Collar Contracts:
January 2005 – April 2005	15,000	$19.75	$22.75	(309)
January 2005 – December 2005	12,000	$26.00	$29.20	(160)
April 2005 – December 2005	9,000	$26.00	$28.95	(119)
January 2005 – December 2005	18,000	$31.00	$36.95	(121)
January 2006 – December 2006	96,000	$30.00	$34.25	(682)

Natural Gas Contracts (mmbtu)
Swap Contracts
January 2005 – December 2005	120,000	N/A	$6.02	(27)

Collar Contracts:
January 2005 – December 2005	120,000	$4.00	$7.20	(39)
January 2005 - March 2005	72,000	$6.20	$8.40	23
April 2005 - September 2005	144,000	$5.75	$6.05	(34)
October 2005 - December 2005	72,000	$5.75	$6.75	(23)
January 2006 – December 2006	120,000	$5.00	$6.45	(55)

			Total	$(1,824)

The Company accounts for its derivatives as cash flow hedging instruments, and recognizes gains or losses on settlement of its hedging instruments in oil and gas revenues, and changes in their fair value as a component of other comprehensive income, net of deferred taxes. The Company recognized pre-tax losses in oil and gas revenues of $1,122,515 and $2,253,896 for the three and nine months ended September 30, 2005, and $465,768 and $970,370 for the three and nine months ended September 30, 2004, respectively, due to realized settlements of its price hedge contracts during the respective periods.

At September 30, 2005, the Company recorded unrealized losses on cash flow hedging contracts of $7,046,433, net of deferred taxes of $3,794,233, in accumulated other comprehensive income.  Comparatively, at December 31, 2004, the Company recorded unrealized losses of $1,178,036, net of deferred taxes of $634,327 in accumulated other comprehensive income.  As of September 30, 2005, the Company anticipates $5.3 million of unrealized losses, net of deferred taxes of $2.9 million, will be reclassified into earnings during the 12 months following September 30, 2005. The Company recorded loss from hedge ineffectiveness of $686,223 and $797,517 for the three and nine months ended September 30, 2005. As of December 31, 2004, the Company changed its method of testing the effectiveness of its cash flow hedges from the dollar offset method to regression analysis.

The following table details the activity of the cash flow hedges on a pre-tax and after-tax basis for the period ending September 30, 2005 (in thousands).

	Pre-tax	After-tax
Accumulated other comprehensive loss, December 31, 2004	$(1,824)	$(1,178)
Reclassified into earnings	2,254	1,465
Change in fair market value	(12,069)	(7,852)
Ineffective portion of cash flow hedges	798	519
Accumulated other comprehensive loss, September 30, 2005	$(10,841)	$(7,046)

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

The Company entered into a $150,000 consulting agreement with The Whittier Trust Company, an affiliate of Whittier, for the six-month period ended December 31, 2005.  Under the agreement The Whittier Trust will provide various management advisory services including financial and market analysis, investor relations and consultation regarding the Company’s disposition of its common stock in Chaparral Resources, Inc.

13.                               Commitments and Contingencies

The Company entered into a rental lease for approximately 2,910 square feet of corporate office space in Houston, Texas on April 1, 2004, for a renewable term of 90 months. The renewal option of the lease allows the Company to extend the term of the lease for one term of five years with written notice nine months prior to the expiration date of the lease. The Company has a one-time option to cancel the lease after the 51st month of the inception of the lease. The lease requires payments of approximately $5,000 per month. In February 2005, the Company executed a preferential right letter to lease an additional 2,132 square feet adjacent to its existing office lease for approximately $3,700 per month beginning in June 2005, subject to the same general terms and conditions as the Company’s existing lease.  The Company has not executed an additional lease or assumed control over the additional space as of November 14, 2005, however.

As a result of the Acquisition, the Company assumed two office leases held by RIMCO, including a rental lease in Avon, Connecticut for 6,900 square feet, which expired in October 2005 and an office lease in Houston, Texas for 9,110 square feet, which expires in October 2007. The RIMCO Connecticut lease required payments of $12,075 per month and the RIMCO Houston lease requires payments of $21,350 per month. Whittier is currently considering alternatives to consolidate and sublease its corporate office space in Houston, Texas. The Company’s existing future minimum annual lease payments for the next five years as of September 30, 2005, are as follows (in thousands):

Year	Amount
(in thousands)
2005	$91
2006	316
2007	274
2008	60
2009	60
Thereafter	110
Total	$911

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

The Acquisition was structured as a merger of RPC Acquisition Company, Inc., a Delaware corporation wholly owned by Whittier, into RIMCO Production Company, Inc. Upon closing of the Acquisition, Whittier became the sole owner of RIMCO. The existing shareholders of RIMCO received total consideration of approximately $55 million in cash, subject to certain adjustments, which are discussed below. Whittier will treat the Acquisition as a stock purchase for federal income tax purposes and is the accounting acquirer. The Company’s interim results for the nine months ended September 30, 2005 include RIMCO’s operating results for the period from June 15, 2005 through September 30, 2005.

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

Whittier funded the Acquisition using a combination of net proceeds from a private offering of the Company’s Series A Preferred Stock (approximately $46 million) and net borrowings from a new revolving Credit Facility entered into on June 15, 2005 (approximately $10.5 million).  The Company’s Series A Preferred Stock is more fully described in Note 10 and the Company’s Credit Facility is more fully described in Note 9.

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

The following unaudited pro forma consolidated results of operations have been prepared as if the Acquisition had occurred as of the beginning of the period being reported (in thousands):

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine months Ended September 30, 2005	Nine months Ended September 30, 2004

Oil and gas revenues	$9,595	$6,424	$26,171	$20,133

Costs and expenses:
Lease operating expenses	1,381	1,332	4,249	4,372
Production taxes	777	391	1,891	1,185
Depreciation, depletion, and amortization	2,706	1,852	8,096	6,260
Ineffective portion of hedge contracts	687	—	798	—
General and administrative expenses (1)	1,186	1,092	4,891	3,036

Total costs and expenses	6,737	4,667	19,925	14,853

Income from operations	2,858	1,757	6,246	5,280
Other income (expense)	983	(12)	1,538	(549)

Income before income taxes	3,841	1,745	7,784	4,731
Provision for income taxes	1,344	611	2,724	1,656
Net income	$2,497	$1,134	$5,060	$3,075

Basic net income per share	$0.63	$0.30	$1.30	$0.87
Diluted net income per share	$0.20	$0.09	$0.40	$0.25
Weighted average shares outstanding:
Basic	3,954,756	3,829,491	3,885,515	3,535,803
Fully diluted	12,733,270	12,605,195	12,733,090	12,302,966

(1)                                  General and administrative expenses for the nine months ended September 30, 2005 reflect approximately $2.3 million in change of control costs incurred by RIMCO as a result of the Acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Whittier is a rapidly growing independent oil and gas exploration and production company primarily engaged in the acquisition, exploration and development of oil and gas properties in the continental United States.  This was the first full quarter with RIMCO Production Company, Inc. integrated into the Company’s operations. We now operate in three principal areas—the Gulf Coast region, South Texas and the Permian Basin. Financial and operating highlights for third quarter 2005 included the following:

•                  Integration of RIMCO operations;

•                  Net income of $2.4 million, a 287% increase over third quarter 2004;

•                  Diluted earnings per share of $0.19, a 19% increase over third quarter 2004;

•                  Cash flows provided by operating activities of $4.7 million,  a 338% increase over third quarter 2004;

•                  A 134 % percent increase in daily production over third quarter 2004; and

•                  Increases of  82% in the average realized crude oil price and  42% in the average realized natural gas price over third quarter 2004.

Additionally, we have adopted the full cost method of accounting for our oil and gas activities and on July 1, 2005, we effected a one-for-three reverse split of our authorized and outstanding shares of common stock.

RIMCO Acquisition

On June 15, 2005, we acquired RIMCO Production Company, Inc., a privately held Delaware corporation, for approximately $57.1 million, including $55 million in cash and $2.1 million in closing costs and net assumed liabilities. As a result of this transaction, we acquired working interests in approximately 116 active wells and one unit in 18 producing fields principally located in the Gulf Coast region in Texas, Louisiana, and Alabama. The transaction added approximately 23.1 billion cubic feet of natural gas equivalent (Bcfe) of proved reserves as of December 31, 2004, approximately 8.4 million cubic feet of natural gas equivalent (Mmcfe) of daily production, and significant undeveloped acreage with multiple prospects.  We consider the RIMCO acquisition a transforming event for the Company, shifting us from an “acquire and exploit” focus to a much larger enterprise with a focus on growth through drilling and exploration as well as acquisitions.

Full Cost Method of Accounting

In conjunction with the RIMCO acquisition, we adopted the full cost method of accounting for our oil and gas activities.  The Company believes that the full cost method of accounting more appropriately reflects the operating results of an independent oil and gas producer that expends significant amounts of capital on exploration activities in order to discover proved reserves. Accordingly, the Company believes full cost accounting is the preferred method for the post-acquisition Company. We arrived at this conclusion based on a number of considerations, including: 1) the material size of the transaction and RIMCO’s historical use of full cost accounting; 2) the composition of RIMCO’s acquired assets; 3) the nature of RIMCO’s prospect generation business and technical personnel; and 4) the Company’s anticipated exploration projects and capital expenditures subsequent to the Acquisition. Additionally, the full cost method is used by many of Whittier’s peers, and management believes the change will enhance the overall transparency and peer group comparability of the Company’s financial statements.  The Company’s conversion to full cost accounting is currently under review by the SEC, in connection with the SEC’s review of Whittier’s registration statements on Forms SB-2 filed on August 8, 2005.

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

Our primary source of cash during the nine months ended September 30, 2005 was from funds obtained from financing activities, cash flow from operations, and proceeds from the sale of marketable securities and oil and gas properties.  Proceeds from the issuance of Series A Preferred Stock and the initial borrowing under our new credit facility were used for the acquisition of RIMCO.  In addition to these funds, Whittier generated cash flows from the sale of natural gas and crude oil, approximately $1.8 million from the sale of common stock in Chaparral Resources, Inc., and $4.2 million from the sale of our interest in the Big Escambia Creek Field in August 2005.  Operating cash flow fluctuations are substantially driven by commodity prices and changes in our production volumes.  Working capital is substantially influenced by these variables.  Fluctuation in cash flow may result in an increase or decrease in our capital and exploration expenditures.  Total cash flows provided by operating activities of $8.0 million for the nine months September 30, 2005 were primarily used to fund exploration and development expenditures and to repay outstanding indebtedness.  We repaid a total of $4.8 million in outstanding debt during the quarter ended September 30, 2005, including $4.1 million in cash and approximately $715,000 through the issuance of Whittier common stock at an equivalent price of $6.00 per share.

Operating Activities

We have approximately $7 million in available cash and approximately $9.5 million in borrowing capacity under our new credit facility as of November 14, 2005, after taking into account outstanding letters of credit. Additionally, we are producing approximately 16 Mmcfe per day and generating net positive cash flows from operations.  We have currently identified approximately $15 million in capital exploration and development expenditures on existing oil and gas properties for 2005 (of which approximately $8.6 million has been incurred) and an estimated $25 million in additional capital expenditures for 2006.  The Company has experienced some delays in its capital expenditures due to the impact of Hurricanes Katrina and Rita and the effects of the tightening of drilling rig availability across the industry.  We intend to fund our 2005 and 2006 capital expenditures using operating cash flows and additional borrowings under our credit facility, if necessary.

Financing Activities

New Revolving Credit Facility

On June 15, 2005, we entered into a $75 million revolving credit facility with BNP Paribas as the lead bank and administrative agent (the “Credit Facility”). The Credit Facility has an initial borrowing base of $30.5 million, from which we borrowed approximately $20 million to partially fund the RIMCO acquisition and to repay approximately $8.5 million and $1 million of bank debt held by Whittier and RIMCO, respectively.  The Company repaid $3 million in principal on the Credit Facility on September 30, 2005.  The borrowing base is subject to review and adjustment on a semi-annual basis. Amounts outstanding under the Credit Facility will bear interest at specified margins ranging between 1.50% to 2.25% over the London Interbank Offered Rate. Such margins will fluctuate based on the utilization of the facility. The Credit Facility is secured by first priority liens on substantially all of our assets, including equity interests in subsidiaries. We are subject to certain financial covenants pertaining to minimum working capital levels, minimum coverage of interest expenses, and a maximum leverage ratio. In addition, we are subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. All amounts drawn under the Credit Facility will mature June 15, 2008.

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

The Series A Preferred Stock is convertible into an aggregate of 8,529,120 shares of Whittier common stock, with each share of Series A Preferred Stock convertible into 10 shares of common stock. The Series A Preferred Stock will automatically convert in the event Whittier’s common stock is listed on the Nasdaq National Market. The Company submitted an application to list its common stock on the Nasdaq National Market on May 16, 2005 and has taken steps necessary to meet Nasdaq listing requirements, including effecting a one-for-three reverse split of its common stock on July 1, 2005 to increase its stock price above Nasdaq’s $5.00 minimum bid price and appointing additional independent directors to Whittier’s board.  If conversion of the Series A Preferred Stock has not occurred on or before December 31, 2005, holders of the Series A Preferred Stock are entitled to receive quarterly dividends accruing from the date of initial issuance at a rate of 8% per annum.  The Company’s listing application is currently pending final approval by NASDAQ.

As a condition to the offering, we agreed to register the common stock underlying the Series A Preferred Stock with the U.S. Securities and Exchange Commission (“SEC”) on or before December 12, 2005 and to maintain the effectiveness of the registration for two years following its effective date. Whittier filed the required registration statements on August 8, 2005. In the event the registration statements are not declared effective on or before December 31, 2005, the dividend rate payable on the Series A Preferred Stock will increase to 8.5% per annum. If the Series A Preferred Stock has been converted into common stock, Whittier will make a quarterly payment of $0.03 per common share until we achieve effective registration with the SEC.

In the event the Series A Preferred Stock is not converted into our common stock on or before September 14, 2008, we are required to redeem all of the outstanding Series A Preferred Stock at 108% of the liquidation preference, including the face value of any outstanding Series A Preferred Stock plus any accrued and unpaid dividends through the date of redemption.

Derivative Instruments and Hedging Activities

We periodically enter into commodity price hedging contracts with respect to our oil and gas production, including “swaps” and “collars”, in order to manage our exposure to oil and gas price volatility and achieve more predictable cash flows. Swaps are designed to fix the price of anticipated sales of future production, while collars are designed to establish floor and ceiling prices on anticipated sales of future production. We have hedged approximately 70% of our proved developed forecasted production through December 31, 2007. Our derivative commodity positions outstanding as of September 30, 2005 are in Note 11 to our consolidated financial statements included herein.

CAPITAL COMMITMENTS AND CONTINGENCIES

In connection with our June 2004 acquisition of three gas fields in South Texas, we agreed to drill four wells over a two-year period and pay certain drilling costs on behalf of the seller’s retained working interests in those wells.  Under the terms of the drilling commitment, we agreed to drill two wells each in the Scott & Hopper Field and the North Rincon Field, or reassign a portion of the undeveloped acreage in each field to the seller of the properties. We have drilled the first two commitment wells - the Scott & Hopper #4 during February 2005 and the Cameron 137 #3 in June 2005.  The third commitment well, the Scott & Hopper #5, is expected to begin drilling in early December 2005.  The Scott & Hopper #4 well began production in May 2005.  While the initial target zone on the Cameron 137 #3 well appears to be non-productive, the Company has additional plans to stimulate the well in December 2005. We expect to fulfill our commitment to drill all four wells on a timely basis.

RESULTS OF OPERATIONS

We adopted the full cost method of accounting for our oil and gas properties as of July 1, 2005. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized into the cost centers (the amortization base). Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs and delay rentals. Costs associated with production and general corporate activities are expensed in the period incurred. The capitalized costs of our oil and gas properties, plus an estimate of our future development and abandonment costs, are amortized on a unit-of-production method based on our estimate of total proved reserves.

Results of operations for the nine months ended September 30, 2005 reflect activity from RIMCO for the period from June 15, 2005, the effective date of the acquisition. Pro forma financial information for the periods presented in these financial statements for the combined results of Whittier and RIMCO as if the acquisition had occurred at the beginning of each applicable interim period is presented in Note 14 to our financial statements included herein.

For the Quarter Ended September 30, 2005 compared with the Quarter Ended September 30, 2004

We generated net income of approximately $2,413,000, or $0.19 per diluted share, for the quarter ended September 30, 2005, compared to $624,000, or $0.16 per diluted share, for the period ended September 30, 2004. The $1,789,000 favorable variance was primarily attributable to higher oil and gas production, the acquisition of RIMCO in June 2005, and higher commodity prices. The significant components of Whittier’s results of operations for the quarters ended September 30, 2005 and 2004 are as follows:

Oil and Gas Revenues. Oil and gas revenues increased 235% from approximately $2.9 million, or $33.01 per Boe, for the quarter ended September 30, 2004 to $9.6 million, or $47.24 per Boe, for the quarter ended September 30, 2005, based upon a 134% increase in production and 43% increase in realized commodity prices per Boe after hedge settlements. Whittier recognized pre-tax losses in oil and gas revenues of $1.1 million and $465,768 during the quarter ended September 30, 2005 and 2004, respectively, due to realized settlements of its price hedge contracts. Whittier produced 203,091 Boe during the quarter ending September 30, 2005, consisting of 82,604 Bbls of oil and 722,920 Mcf of gas, compared to production of 86,856 Boe for the quarter ending September 30, 2004, consisting of 47,774 Bbls of oil and 234,494 Mcf of gas. The increase in production was principally due to Whittier’ June 2005 acquisition of RIMCO and other oil and gas property acquisitions, including the May and July 2004 acquisition of the Cut Off Field and the June 2004 acquisition of three gas fields in South Texas.

Sale of Marketable Securities. During the quarter ended September 30, 2005, we sold 277,075 shares of Chaparral Resources, Inc. for $1,178,953, realizing a pre-tax gain of $901,878.

Costs and Expenses. Total operating costs and expenses increased by 213% from $2.2 million for the quarter ending September 30, 2004 to $6.9 million for the quarter ending September 30, 2005, principally due to Whittier’s increased acquisition, development, and exploration activity from the prior year. The breakdown of variances for the components of operating costs and expenses is as follows:

•                  Lease operating expenses increased 61% from $857,000 for the quarter ending September 30, 2004 to $1,381,000 for the quarter ending September 30, 2005.  Lease operating expenses per Boe, however, fell 31% from $9.87 per Boe for the quarter ended September 30, 2004 to $6.80 for the quarter ended September 2005;

•                  Production taxes increased 199%, from $260,000, or $2.99 per Boe, for the quarter ending September 30, 2004, to $777,000, or $3.83 per Boe, for the quarter ending September 30, 2005.  The 28% increase in production taxes per Boe was attributable to higher taxes incurred on Louisiana production, which is based on a percentage of revenue versus actual production volumes, and a larger ratio of natural gas production compared to overall production from the prior period;

•                  Depreciation, depletion and amortization (“DD&A”) increased by 304%, from $701,000, or $8.07 per Boe, for the quarter ending September 30, 2004 to $2,835,000, or $13.96 per Boe, for the quarter ending September 30, 2005. The 73% increase in DD&A per Boe is related primarily to higher relative production and cost depletion rates from the Company’s South Texas’ property acquisition in June 2004 and the RIMCO acquisition in June 2005

•                  The Company recognized a non-cash loss of $687,000 due to the ineffective portion of the fair value adjustment to our hedge contracts for the quarter ending September 30, 2005; and

•                  General and administrative expense increased from $375,000 for the quarter ending September 30, 2004 to $1,186,000 for the quarter ending September 30, 2005, reflecting our enhanced operational activity from the prior year, including increasing the Company’s staff from five to 18 full-time employees as a result of the RIMCO acquisition.

For the Nine months Ended September 30, 2005 compared with the Nine months Ended September 30, 2004

We generated net income of approximately $3,549,000, or $0.47 per diluted share, for the nine months ended September 30, 2005, compared to $595,000, or $0.17 per diluted share, for the comparable period ended September 30, 2004. The $2,954,000 favorable variance was primarily attributable to higher oil and gas production, the RIMCO acquisition in June 2005, and higher commodity prices. The significant components of Whittier’s results of operations for the nine months ended September 30, 2005 and 2004 are as follows:

Oil and Gas Revenues. Oil and gas revenues increased 134% from approximately $6.9 million, or $31.49 per Boe, for the nine months ended September 30, 2004 to $16.3 million, or $42.16 per Boe, for the nine months September 30, 2005, based upon a 75% increase in production and 34% increase in realized commodity prices per Boe after hedge settlements. Whittier recognized pre-tax losses in oil and gas revenues of $2.3 million and $970,370 during the nine months ended September 30, 2005 and 2004, respectively, due to realized settlements of its price hedge contracts. Whittier produced 385,481 Boe during the nine months ended September 30, 2005, consisting of 177,887 Bbls of oil and 1,245,563 Mcf of gas, compared to production of 220,468 Boe for the nine months ended September 30, 2004, consisting of 130,699 Bbls of oil and 538,615 Mcf of gas. The increase in production was principally due to Whittier’s June 2005 RIMCO acquisition and other oil and gas property acquisitions, including the May and July 2004 acquisition of the Cut Off Field and the September 2004 acquisition of three gas fields in South Texas.

Sale of Marketable Securities. During the nine months ended September 30, 2005, we sold 543,850 shares of Chaparral Resources, Inc. for $1,810,595, realizing a pre-tax gain of $1,266,745.

Costs and Expenses. Total operating costs and expenses increased by 125% from $5.4 million for the nine months ended September 30, 2004 to $12.0 million for the nine months ended September 30, 2005, principally due to Whittier’s increased acquisition, development, and exploration activity from the prior year. The breakdown of variances for the components of operating costs and expenses is as follows:

•                  Lease operating expenses increased 69% from $1,996,000, or $9.05 per Boe, for the nine months ended September 30, 2004 to $3,374,000, or $8.75 per Boe, for the nine months ended September 30, 2005, reflecting Whittier’s acquisition of RIMCO, 100% increase from four to eight operated properties and additional non-recurring workover expenditures incurred on Whittier’s operated properties;

•                  Production taxes increased 112%, from $633,000, or $2.87 per Boe, for the nine months ended September 30, 2004, to $1,343,000, or $3.48 per Boe, nine months ended September 30, 2005. The 21% increase in production taxes per Boe was attributable to higher taxes incurred on Louisiana production, which is based on a percentage of revenue versus actual production volumes, and a larger ratio of natural gas production compared to overall production from the prior year;

•                  DD&A increased by 168%, from $1,676,000, or $7.60 per Boe, for the nine months ended September 30, 2004 to $4,492,000, or $11.65 per Boe, for nine months ended September 30, 2005. The 53% increase in DD&A per Boe is related to greater total production and higher overall depletion rates during the current period as a result of the South Texas acquisition in June 2004 and the RIMCO acquisition in June 2005;

•                  The Company recognized a non-cash charge to earnings of $798,000 due to the ineffective portion of the fair value adjustment to our hedge contracts for the nine months ended September 30, 2005;  and

•                  General and administrative expense increased from $1,049,000 for the nine months ended September 30, 2004 to $2,042,000 for nine months ended September 30, 2005, reflecting our enhanced operational activity from the prior year, including increasing the Company’s staff from four to 18 full-time employees as a result of the RIMCO acquisition.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (defined in Rule 13a-15(e)) refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods.  Bryce W. Rhodes, the Company’s principal executive officer, and Michael B. Young, the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, and each of them has concluded that, as of such date, Whittier’s controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, except that the Company is in the process of integrating the newly acquired RIMCO Production Company, Inc. into its existing internal control structure. The Company acquired RIMCO on June 15, 2005 and is in the process of integrating RIMCO’s disclosure controls and procedures where appropriate.

Part II—Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 22, 2005, the Company issued 119,156 shares of common stock, par value $.001 per share, to Texas Independent Exploration Limited (“TIE”) upon TIE’s conversion of $714,932 in principal of the $1.8 million subordinated convertible note held by TIE, at a conversion price of $6.00 per share. The Company paid the remaining principal amount of the note in cash. The shares of common stock were issued to TIE pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. No underwriter was used in connection with the issuance of common stock to TIE.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s 2005 Annual Stockholders’ Meeting was held on Tuesday, September 27, 2005, but due to the impact of Hurricane Rita on transportation to and from the Houston area, the meeting was adjourned without any action being taken. The Company reconvened the meeting on Tuesday, October 18, 2005, and four proposals were submitted to the stockholders of the Company. Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors’ nominees as listed in the proxy statement and all such nominees were duly elected.

The results of the stockholders’ votes were as follows:

1.                                       Election of seven directors to the Company’s Board of Directors:

	Number of Shares Voting FOR Election As Director		Number of Shares WITHHOLDING AUTHORITY To Vote for Election As Director
	Common Stock	Series A Preferred Stock	Common Stock	Series A Preferred Stock

James A. Jeffs	2,824,255	433,987	101	None

Bryce W. Rhodes	2,824,255	433,987	101	None

Charles O. Buckner	2,824,255	433,987	101	None

David A. Dahl	2,824,255	433,987	101	None

David B. Kilpatrick	2,820,756	433,987	267	None

Ray R. Seegmiller	2,824,089	433,987	267	None

Arlo G. Sorensen	2,824,255	433,987	101	None

2.                                       Approval of an amendment to the Company’s Articles of Incorporation to increase the total number of authorized shares of common stock from 33,333,334 to 100,000,000 shares:

	Common Stock	Series A Preferred Stock

For:	2,817,620	433,987

Against:	6,736	None

Abstain:	None	None

Broker Non-Votes:	None	None

3.                                       Approval of an amendment to the Company’s Long-Term Incentive Plan increasing the number of shares of common stock available under the Plan to 1,876,000:

	Common Stock	Series A Preferred Stock

For:	2,812,453	433,987

Against:	8,903	None

Abstain:	3,000	None

Broker Non-Votes:	None	None

4.                                       Ratification of the selection of Grant Thornton LLP as the independent auditor for the Company for the fiscal year ending December 31, 2005:

	Common Stock	Series A Preferred Stock

For:	2,824,223	433,987

Against:	133	None

Abstain:	None	None

Broker Non-Votes:	None	None

Item 6 – Exhibits and Reports on Form 8-K

(a)                                  The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-QSB.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:             November 14, 2005

Whittier Energy Corporation

By:	/s/ Bryce W. Rhodes
Bryce W. Rhodes
President, Chief Executive Officer, and Director

By:	/s/ Michael B. Young
Michael B. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit	Description

3.1

Certificate of Change of Whittier Energy Corporation, as filed with the Nevada Secretary of State effective July 1, 2005, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A filed July 8, 2005.

3.2

Certificate of Amendment to the Articles of Incorporation of Whittier Energy Corporation, as filed with the Nevada Secretary of State on October 19, 2005, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 20, 2005.

3.3

Amendment to Certificate of Designation After Issuance of Class or Series, as filed with the Nevada Secretary of State on November 1, 2005, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 1, 2005.

10.1

Form of Stock Option Award Agreement under the Whittier Energy Corporation 2004 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 9, 2005.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1

Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.