Form 10KSB
period 2005-12-31
WHITTIER ENERGY CORP
filed 2006-03-31
CIK 1108520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number: 000-30598

WHITTIER ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	20-0539412
(State of incorporation)	(IRS employer identification no.)

333 Clay Street, Suite 700 Houston, Texas	77002
(Address of principal executive offices)	(Zip code)

(713) 850-1880

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

Common Stock, $.001 par value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year were $26,942,091.

The aggregate market value of the voting Common Stock held by non-affiliates as of March 27, 2006 was $96,993,304. The number of shares of $0.001 par value Common Stock outstanding as of March 27, 2006 was 12,515,265.

This Form 10-KSB is not eligible for and is not in transitional small business disclosure format.

TABLE OF CONTENTS

PART I.

Item 1.	Business
The Company
History
Business Strategy
Acquisitions and Dispositions of Oil and Gas Properties
Other Recent Developments
Marketing
Hedging Activities
Competition
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
Holders of Record
Dividend Policy
Securities Authorized for Issuance Under Equity Compensation Plans

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Liquidity and Capital Resources
Capital Commitments and Contingencies
Results of Operations
Off-Balance Sheet Arrangements

Item 7.	Financial Statements

Item 8.	Changes in and Disagreements with Accountants

Item 8A.	Controls and Procedures

Item 8B.	Other Information

PART III.

Item 9.	Directors and Executive Officers of the Registrant

Item 10.	Executive Compensation

Item 11.	Security Ownership of Certain Beneficial Owners and Management

Item 12.	Certain Relationships and Related Transactions

Item 13.	Exhibits and Reports on Form 8-K

Item 14.	Principal Accounting Fees and Services

PART I

Item 1. Business

The Company

Whittier Energy Corporation, a Nevada corporation, is an independent oil and gas exploration and production company primarily engaged in the acquisition, exploration and development of oil and gas properties in the continental United States. Our assets consist primarily of operated and non-operated working interests, royalty interests, partnership interests, and mineral acreage in various oil and gas properties, principally located in the Gulf Coast region, South Texas and the Permian Basin. References to “Whittier,” the “Company,” “we,” “us,” and “our” refer to Whittier and its subsidiaries as of December 31, 2005, unless otherwise indicated.

History

Whittier was originally incorporated in the Province of British Columbia, Canada, in 1986, under the name Global Data Systems Corp. Global Data Systems was later renamed Comtron Enterprises Inc. in November 1989. In October 1993, Comtron Enterprises changed its name to Olympic Resources Ltd. (“Olympic”). Olympic divested most of its Canadian assets in 2000 and began focusing its attention on gas producing properties in the United States. Olympic reincorporated into the State of Wyoming from the Province of British Columbia on January 8, 2003. On September 10, 2003, Olympic acquired Whittier Energy Company and Whittier Energy Company’s shareholders received approximately 85% of the outstanding shares of Olympic’s voting common stock. In December 2003, Olympic effected a one-for-ten reverse split of its common stock and merged with and into its subsidiary, Whittier Energy Corporation, a Nevada corporation. As of December 31, 2005, Whittier Energy Company’s former shareholders own approximately 30% of our outstanding common stock.

Business Strategy

Our primary objective is to build shareholder value by creating a well-capitalized growth platform that provides an underlying base of assets and cash flow we can grow through acquisitions and drilling. Our strategy has been growth through acquisitions combined with a disciplined portfolio approach of investing in lower risk development drilling with exposure to higher return exploration opportunities. We have expanded our business strategy to encompass prospect generation and exploration activities as a result of our June 2005 acquisition of RIMCO Production Company, Inc. (“RIMCO”). For 2006, we have budgeted a total of $27.2 million for exploration and development activities, of which 70% is allocated to exploration. In pursuing our business strategy, we focus on the following:

•                  Strategic Acquisitions. We continually review opportunities to acquire producing properties in our core areas. We prefer negotiated transactions and pursue opportunities that contain proved reserve value as well as meaningful exploitation and exploration upside potential.

•                  Accelerated Development of Existing Properties. We conduct detailed technical analyses of our properties which guide our efforts to add proved reserves and production through in-fill drilling, step-out drilling, well recompletions and low to medium risk exploitation and exploration projects.

•                  Exploration Activities. We intend to conduct an active exploitation and exploration program to grow our proved reserves, production and cash flow, in part by utilizing the RIMCO exploration team to generate new oil and gas prospects in our core areas. While we prefer to operate our projects, we continually review exploitation and exploration opportunities generated by industry partners. We will manage our financial and operational risks through sales of promoted interests to industry partners on a selective basis.

•                  Rationalization of Property Portfolio. We actively pursue opportunities to reduce and control operating costs by selling marginal, high cost and non-core properties.

•                  Maintenance of Financial Flexibility. We intend to manage and optimize our capital structure to maintain financial flexibility. A significant component of our strategy involves hedging a portion of our expected production to manage our exposure to commodity price and cash flow volatility. We believe our expanded base of internally generated cash flow and other financial resources, including our revolving credit facility and access to improved capital markets, will allow us to continue to pursue strategic acquisitions and generate and participate in exploitation and exploration projects.

Acquisitions and Dispositions of Oil and Gas Properties

Whittier maintains an ongoing portfolio optimization program. We may engage in acquisitions of additional natural gas or crude oil properties, additional interests in our existing assets or entities owning oil and gas properties or related assets. We may also divest non-core assets in order to maintain a well-balanced portfolio with high-quality, core properties.

RIMCO Acquisition

On June 15, 2005, Whittier acquired RIMCO, a privately held Delaware corporation, for approximately $57.1 million, including $55 million in cash and $2.1 million in closing costs and net assumed liabilities. As a result of this transaction, we acquired working interests in approximately 116 active wells and one unit in 18 producing fields principally located in the Gulf Coast region in Texas, Louisiana, and Alabama. The properties acquired are located primarily within Whittier’s core Gulf Coast area, as well as two properties located in the Permian Basin. In Texas, major properties include the Tom East Field in Brooks County, the Esperson Dome Field in Liberty County, and the Windham Field in Midland County. In Louisiana, major properties include the West Coffee Bay Field in Lafourche Parish, the Vinton Dome Field in Calcasieu Parish, and the greater Duson area in Lafayette Parish.

On August 26, 2005, Whittier sold its interest in the Big Escambia Creek Field in Escambia County, Alabama for $4.2 million, with an effective date of May 1, 2005. We had acquired a minor non-operated working interest in approximately eighteen wells in the Big Escambia Creek Field as part of our acquisition of RIMCO. The asset was sold as part of our ongoing strategy of rationalization of non-core properties to redeploy the capital into other investments that we believe will generate higher overall returns for Whittier.

Other Recent Developments

Sale of Series A Preferred Stock

In connection with the acquisition of RIMCO on June 15, 2005, we issued and sold 852,912 shares of Series A 8% Automatically Convertible Preferred Stock (“Series A Preferred Stock”) for approximately $45.9 million in net proceeds. The Series A preferred stock was offered and sold pursuant to the private placement exception from registration provided in Regulation D, Rule 506, under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). Each share of Series A Preferred Stock was convertible into 10 shares of our common stock at the option of the holder and was automatically converted into our common stock upon the completion of a one-for-three reverse stock split of our authorized and outstanding common stock and the listing of our common stock on the NASDAQ National Market (the “NASDAQ”).

One-for-Three Reverse Split of our Common Stock

On July 1, 2005, we effected a one-for-three reverse split of our authorized and outstanding shares of common stock. Immediately before the reverse split, Whittier had 100,000,000 shares of common stock, par value $0.001 per share, authorized, of which 11,583,502 shares of common stock were outstanding. As a result of the reverse split, Whittier had 33,333,334 authorized shares of common stock, par value $0.001 per share outstanding. On October 19, 2005, we filed a Certificate of Amendment to our Articles of Incorporation, increasing the number of authorized shares of Whittier common stock to 100,000,000 shares. Neither the one-for-three reverse split nor the amendment to our Articles of Incorporation affected the number of authorized and outstanding shares of our Series A Preferred Stock.

Conversion of Series A Preferred Stock and Listing of Common Stock on The Nasdaq National Market

On December 27, 2005, all outstanding shares of our Series A preferred stock automatically converted into a total of 8,529,120 shares of our common stock in connection with the listing of our common stock on the NASDAQ. On that same date, our outstanding shares of common stock, including the common stock issued upon conversion of our Series A Preferred Stock, were listed on the NASDAQ and began trading under the symbol WHIT.

Conversion from Successful Efforts to Full Cost Accounting

In conjunction with the acquisition of RIMCO, Whittier adopted the full cost method of accounting for its oil and gas activities. We believe that the full cost method of accounting more appropriately reflects the operating results of an independent oil and gas producer that expends significant amounts of capital on exploration activities in order to discover proved reserves. Accordingly, we concluded that full cost accounting is preferable to the successful efforts method of accounting for Whittier’s oil and gas activities on a post-acquisition basis. We arrived at this conclusion based on a number of considerations, including: 1) the material size of the transaction and RIMCO’s historical use of full cost accounting; 2) the composition of RIMCO’s acquired assets; 3) the nature of RIMCO’s prospect generation business and technical personnel; and 4) our anticipated exploration projects and capital expenditures subsequent to the acquisition.

New Credit Facility

In connection with the acquisition of RIMCO, on June 15, 2005 Whittier entered into a $75 million revolving credit facility with BNP Paribas as the lead bank and administrative agent. Whittier initially borrowed $20 million from the credit facility to partially fund the acquisition and to fully repay approximately $8.5 million in principal and accrued interest outstanding on our previous revolving credit facility with Compass Bank, as well as $1 million of bank debt held by RIMCO. During 2005, Whittier repaid $6 million in principal outstanding on the credit facility, leaving $14 million in principal outstanding as of December 31, 2005. The borrowing base of the credit facility was $26.5 million as of December 31, 2005, and is subject to review and adjustment on a semi-annual basis. Amounts outstanding under the revolver bear interest at specified margins over the London Interbank Offered Rate (“LIBOR”) of 1.50% to 2.25%. Such margins fluctuate based on the utilization of the credit facility. All amounts drawn under the revolver mature June 15, 2008.

Repayment of Convertible Promissory Note

In June 2004, we issued a six-year, approximate $1.8 million subordinated note bearing interest at a rate of 7% per annum and convertible into our common stock at a conversion price of $6.00 per share in connection with our acquisition of three South Texas gas properties. On July 22, 2005, the holders of the note converted $714,936 of the outstanding principal on the note into 119,156 shares of our common stock at a conversion price of $6.00 per share. On that same date, Whittier repaid approximately $1.1 million in remaining principal and $39,272 in accrued but unpaid interest on the note in cash.

Marketing

We have marketed the natural gas and oil produced from our properties through typical channels for these products. We generally sell our oil at local field prices paid by the principal purchasers of the oil produced. The majority of our natural gas production is sold at current market rates. Both natural gas and oil are purchased by marketing companies, pipelines, major oil companies, public utilities, industrial customers and other users and processors of petroleum products. We are not confined to, or dependent upon, any one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser, or a few purchasers, would not have a long-term material effect on our business because there generally are numerous purchasers in the areas in which we sell our production.

Hedging Activities

We regularly hedge a portion of our production to reduce our exposure to oil and gas price volatility, as well as to achieve more predictable cash flows from our oil and gas properties. Our current policy is to hedge a portion of our anticipated future production, either when we believe it is justified by available future oil and gas prices or in order to finance a planned acquisition of producing oil and gas properties. Gains or losses on both realized and unrealized hedging transactions are determined as the difference between the contract price and an applicable settlement or reference price. Settlement gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. Any ineffective portion of unrealized gains or losses of such hedges is recognized in earnings in the period they occur.

Competition

We compete in the exploration and production segment of the oil and gas industry with a number of other companies. These companies include large multinational oil and gas companies and other independent operators with greater financial resources and more experience than Whittier. We compete both with major oil and gas companies and with independent producers for, among other things, rights to develop oil and gas properties, access to limited pipeline capacity, procurement of available materials and resources, and hiring qualified personnel. We have not experienced any significant difficulties in sourcing and acquiring the raw materials necessary to conduct our operations and do not have any suppliers that we are principally dependent upon with regards to providing such raw materials.

Government Regulation

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

Environmental Regulations

Our exploration, production and marketing operations are regulated extensively at the federal, state and local levels. These regulations affect the costs, manner and feasibility of our operations. As an owner of oil and gas properties, we are subject to federal, state and local regulation of discharge of materials into, and protection of, the environment. We have no material outstanding site restoration or other environmental liabilities, and we do not anticipate that we will incur any material environmental liabilities with respect to our properties in the future. We believe we utilize operating practices that are environmentally responsible and meet, or exceed, regulatory requirements with respect to environmental and safety matters. We carry general liability insurance in amounts we believe are consistent with industry custom and practice. Despite the above, however, we may be required to make significant expenditures in our efforts to comply with the requirements of these environmental regulations, which may impose liability on us for the cost of pollution clean-up resulting from operations, subject us to liability for pollution damages and require suspension or cessation of operations in affected areas. Changes in or additions to regulations regarding the protection of the environment could increase our compliance costs and might adversely affect our business.

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

We did not incur any material costs relating to our compliance with federal, state or local laws during the year ended December 31, 2005.

Forward-Looking Statements

Included in this annual report on Form 10-KSB are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-KSB that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words “will,” “should,” “believe,” “intend,” “expect,” “anticipate,” “project,” “estimate,” “predict,” “plan” and similar expressions are also intended to identify forward-looking statements.

These forward-looking statements include, but are not limited to, statements regarding:

•                  estimates of proved reserve quantities and net present values of those reserves;

•                  estimates of probable and possible reserve quantities;

•                  reserve potential;

•                  business strategy;

•                  estimates of future commodity prices;

•                  amounts and types of capital expenditures and operating expenses;

•                  expansion and growth of our business and operations;

•                  expansion and development trends of the oil and natural gas industry;

•                  production of oil and natural gas reserves;

•                  exploration prospects;

•                  wells to be drilled, and drilling results;

•                  operating results and working capital; and

•                  future methods and types of financing.

Such forward-looking statements involve assumptions and are subject to known and unknown risks and uncertainties that could cause actual results or performance to differ materially from those expressed or implied by such forward-looking statements. Although we believe that the assumptions reflected in such forward-looking statements are reasonable, we can give no assurance that such assumptions will prove to have been correct. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them.

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

In addition, the 10% discount factor used to calculate discounted future net revenues for financial reporting purposes, is not necessarily the most appropriate discount factor based on the cost of capital in effect from time to time and risks associated with our business and the oil and gas industry in general.

Reserve Replacement. The future success of Whittier depends on our ability to find, develop and acquire additional oil and gas reserves that are economically recoverable which, in itself, is dependent on oil and gas prices. Without continued successful exploitation, acquisition or exploration activities, our reserves and revenues will decline as a result of our current reserves being depleted by production. Whittier may not be able to find or acquire additional reserves at acceptable costs.

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

Employees

The total number of employees of Whittier increased during the year from 6 at December 31, 2004 to 20 at December 31, 2005. We believe that our relationship with our employees is good. None of our employees are covered by a collective bargaining agreement. We use the services of independent consultants and contractors to perform various professional services, particularly in the areas of operational accounting, field level production, construction, design, well-site surveillance, permitting and environmental assessment.

Our Executive Offices and Website

Our principal executive offices are located at 333 Clay Street, Suite 700, Houston, Texas 77002 and our telephone number is (713) 850-1880. Our website is http://www.whittierenergy.com. We make available, free of charge through our website, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Available Information

We file information statements and annual, quarterly and special reports with the SEC. You may read and copy any document that we file at the SEC’s public reference room in Washington, D.C. located at 100 F Street N.E., Room 1580, Washington, D.C. 20549. You may also call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. The SEC maintains a web site that contains reports, proxy statements and information statements and other information regarding registrants, including Whittier, that file electronically with the SEC. Our SEC filings are also available to you free of charge at the SEC’s web site at http://www.sec.gov.

Item 2. Description of Properties

Oil and Gas Properties

Our assets consist of operated and non-operated working interests, royalty interests, partnership interests, and mineral acreage in various oil and gas properties, principally located in Louisiana, Texas, Oklahoma, and New Mexico with minor property interests in California, Colorado, Utah, Wyoming, and Pennsylvania. Our significant properties are described by area in the following paragraphs. Approximately 94% of our proved reserves are located in three principal areas—the Gulf Coast region, South Texas and the Permian Basin.

Region	Average 2005 Net Production (Mmcfed)	% of Total	Net Proved Reserves (Bcfe)	% of total
Gulf Coast:
S. Louisiana	3.1	32%	9.4	29%
S.E. Texas	1.1	11%	1.7	5%

Subtotal	4.2	43%	11.1	34%

South Texas	3.9	40%	11.4	35%
Permian Basin	0.5	5%	8.1	25%
Other	1.1	12%	2.2	6%

Total	9.7	100%	32.8	100%

Gulf Coast

South Louisiana. Our properties located in South Louisiana accounted for roughly 29% of our 2005 year-end total proved reserves and 32% of our 2005 average daily net production. Our major operated fields in the region are Beaver Dam Creek in St. Helena Parish, Cut Off in Lafourche Parish and Rayne in Acadia Parish. All are mature producing fields with established production declines that produce from 14,500 feet, 11,500 feet and 13,000 feet, respectively. Our working interest in Beaver Dam Creek is 89%, while our working interest in Cut Off and Rayne is 87% and 33%, respectively. Our major non-operated producing fields in Louisiana include Coffee Bay in Lafourche Parish and Duson in Lafayette Parish. Both fields produce from approximately 14,000 feet and we have approximately 10% working interest in both fields.

We have identified one proved drilling location in each of the Beaver Dam Creek and Cut Off fields. The well in Cut Off has reached total depth and we are in the process of running casing in order to complete the well. We expect to begin drilling the well in Beaver Dam Creek in early April 2006. In addition, we have access to an extensive 3-D seismic database and have identified several additional drilling projects, including a two-well project in Calcasieu Parish, Louisiana with targets at 7,500 feet and 4,000 feet and a two-well project in Acadia Parish with targets at 10,500 feet. We own 66% and 25% working interests in these projects, respectively. We have also shot a new 43 square mile 3-D seismic survey in Southwest Louisiana, which is currently being interpreted.

Southeast Texas. Our properties in this area account for roughly 5% of total 2005 year-end proved reserves and 11% of our 2005 average daily net production. Our largest producing field in this area is the Esperson Dome/Ulrich Field, which is a mature field that was redeveloped after a 3-D survey was shot in the mid-1990’s. Thirty-four wells have been drilled under the redevelopment program, 26 of which were productive. Production occurs from the Cook Mountain (7,500 feet) and Yegua (11,000 feet) formations with wells in this area typically producing at initial rates of one to three Mmcfed. We own an average working interest in the field of approximately 22% and have one remaining probable location that is budgeted to be drilled during the second quarter of 2006. Two
3-D supported wells were drilled successfully in the fourth quarter of 2005 with one well turned to sales at approximately 1.5 Mmcfed (240 Mcfed net) and the other well waiting on a pipeline connection.

In addition to our interest in the Esperson Dome/Ulrich area, we also have a non-operated interest in the Club de Campo Field in Hardin County, Texas and a new 60 square mile 3-D survey located near Beaumont, Texas. We had one well budgeted for the Club de Campo Field. This offset well was successfully drilled in the first quarter of 2006 and it is currently waiting on a completion rig. The 3-D project was initiated in late 2004 and the data was delivered in the first quarter of 2005. Based upon the review of the 3-D seismic data, we identified 15 Yegua (13,000 feet) and five Nodosaria (7,500 feet) and Hackberry targets. We began drilling this project in the first quarter of 2006 and have successfully drilled five Nodosaria targets. The first well was tested at over 3.4 Mmcfed (440 Mcfed net) while the four remaining wells are waiting on a completion rig. Net pay found in these five wells has ranged from 22 feet to over 150 feet. In addition to the Nodosaria prospects, we have budgeted the drilling of two of the Yegua targets in the second quarter of 2006. Our interest in the project is approximately 18%. We have leased and optioned approximately 20,000 acres (3,600 net) relating to this project.

South Texas

Our properties in this area account for roughly 35% of our 2005 year-end total proved reserves and 40% of our 2005 average daily net production. Our principal fields in the region are Tom East (Vicksburg) and Scott & Hopper (Vicksburg) in Brooks County, Big Wells (San Miguel) in Dimmitt County and Tom Lyne (Wilcox) in Live Oak County. All four are mature producing fields with established production rates that produce from approximately 13,000 feet, 9,000 feet, 5,000 feet and 10,000 feet respectively. Our working interest in Tom East is 14%, approximately 50% in Scott & Hopper, 100% in Big Wells and 55% in Tom Lyne. Other major producing fields for this region include Rincon and Bonnie View, both of which produce from 6,000 feet.

We conducted an active drilling program in the region during 2005 with three wells drilled and completed during the year and an additional well spudded in December 2005. This included the Scott & Hopper #4, which was recompleted in October 2005 from the 9,500 feet zone to a shallower Vicksburg interval and is currently producing in excess of 4 Mmcfed (1.6 Mmcfed net). The Swierc #4 in the Tom Lyne Field was successfully drilled and brought onto production during November 2005 and is currently producing in excess of 700 Mcfed (400 Mcfed net). The Scott & Hopper #5 was spudded in December 2005 and was turned to sales in March 2006 at approximately 500 Mcfed (200 Mcfed net). We also own non-operated interests in the Hamel Field in Colorado County and a 25% royalty interest in acreage located in Zapata County. We recently leased 1,410 acres of this royalty acreage to a private company which drilled and completed its first well in March 2006 and has proposed drilling a second location. The first productive zone in the well was turned to sales at an initial rate in excess of 4 Mmcfed (1 Mmcfed net) and the operator is currently preparing to perforate and test a second interval.

We have budgeted the drilling of four wells in 2006 for this region. Two of these wells were successfully drilled in the first quarter of 2006. The Rachal #2 was turned to sales in excess of 450 Mcfed (120 Mcfed net) while the Rachal #3 was turned to sales at approximately 400 Mcfed (100 Mcfed net). We have budgeted an offset well to the Scott & Hopper #4 in the 8,900 feet interval as well as an additional 8,000 feet test in the Rincon field of Starr County.

Permian Basin

Our properties in this area account for roughly 25% of total 2005 year-end proved reserves and 5% of our 2005 average net production. We have interests in two fields in this region, which are the Windham Field in

Midland County, Texas and Langlie Mattix Field in Lea County, New Mexico. Both fields are mature producing fields with established production rates and shallow declines, and we have identified proved in-fill locations in both fields. The Windham Field was discovered and developed by RIMCO and its partners in the early 1990’s and produces from the Devonian and Penn formations at 11,000 feet and 9,000 feet, respectively. We own an average working interest in the field of 53% but have farmed-in for an additional 30% working interest for the undeveloped locations. We have identified seven proved undeveloped and six probable locations and have budgeted for drilling three Penn formation wells during the third quarter of 2006.

The Langlie Mattix Field is an established Seven Rivers waterflood unit with production from depths of 3,500 feet to 4,000 feet and we own a 75% working interest in the unit. Portions of the field have been down-spaced to 20 acres and we have identified 11 in-fill locations, which would complete the development of the southern portion of the unit. We have also identified additional non-proved locations to complete the down-spacing for the western section of the unit. Subject to rig availability, which has been very tight in this area, we have budgeted to drill three wells in the fourth quarter of 2006.

Oil and Gas Reserves

The following table presents Whittier’s net proved and proved developed reserves as of December 31, 2005, 2004 and 2003, respectively, and the net present values as of such dates (based on an annual discount rate of 10%) of the estimated future net revenues from the production and sale of those reserves. All of our oil and gas properties are located in the United States.

	As of the Year Ended December 31,
	2005	2004	2003
Total Proved Reserves:
Oil (Bbls)	2,833,741	1,734,985	1,462,770
Gas (Mcf)	15,810,650	5,559,030	2,988,550
Total thousand cubic feet of gas equivalent (Mcfe)	32,813,096	15,968,940	11,765,170

Present value of estimated future net revenues after income taxes, discounted at 10% (in thousands)	$86,473	$24,851	$15,133

Total Proved Developed Reserves:
Oil (Bbls)	2,030,195	1,603,964	1,462,770
Gas (Mcf)	12,455,090	4,094,890	2,676,060
Total thousand cubic feet of gas equivalent (Mcfe)	24,636,260	13,718,674	11,452,680

Whittier’s estimates of proved reserves for the years ended December 31, 2005, 2004 and 2003, respectively, were taken from independent evaluations prepared in accordance with the requirements established by the SEC by H.J. Gruy and Associates, Inc. Additionally, WZI, Inc. prepared an independent evaluation with respect to our interest in the Round Mountain Unit for the years ended December 31, 2005 and 2004, only. Furthermore, internal estimates of proved reserves were utilized for certain royalty interests representing less than 1% of Whittier’s total year-end estimated proved reserves for the year ended December 31, 2004.

Net Quantities of Oil and Gas Produced

The following table summarizes sales volumes, sales prices and production cost information for our net oil and gas production for each of the three years ended December 31, 2005, 2004, and 2003, respectively:

	As of the Year Ended December 31,
	2005	2004	2003
Net sales volumes
Oil (Bbls)	250,904	178,303	166,510
Gas (Mcf)	2,049,265	794,831	446,760
Total (Mcfe)	3,554,689	1,864,649	1,445,820
Average sales price
Oil (per Bbl)	$44.37	$30.56	$24.36
Gas (per Mcf)	$7.71	$5.89	$4.72
Average production costs (per Mcfe):
Lease operating expense	$1.54	$1.59	$1.47
Production taxes	$.75	$.66	$.44
Total average production costs	$2.29	$2.25	$1.91

Productive Wells and Acreage

Productive Wells and Developed Acreage

Whittier owns various working and royalty interests in productive oil and gas wells, as well as developed and undeveloped oil and gas acreage, all of which are located onshore in the United States. Productive wells are wells currently producing commercial quantities of crude oil or natural gas, or wells capable of producing commercial quantities, which do not require significant additional capital investment to bring onto production. Developed acreage consists of leased acres spaced or assignable to production, including leases held by production, where wells have been drilled to allow the production of commercial quantities of oil or natural gas.

As of December 31, 2005, Whittier had interests in 258 gross productive wells, of which 122 were gross oil wells (62 net oil wells) and 136 were gross gas wells (29 net gas wells). There were only two productive multiple completion wells. Production was from approximately 59,081 gross developed acres (13,981 net acres).

Undeveloped Acreage

As of December 31, 2005, we held interests in approximately 49,307 gross undeveloped acres (14,444 net undeveloped acres).

Drilling Activity

During the three years ended December 31, 2005, our gross and net interests in exploratory and development wells drilled were as follows:

	2005		2004		2003
	Productive	Dry	Productive	Dry	Productive	Dry
Gross Wells
Exploratory	8	2	3	1	3	—
Development	6	0	6	—	3	—
Total	14	2	9	1	6	—

Net Wells
Exploratory	2.0	.17	.42	.20	.22	—
Development	2.5	—	.76	—	.07	—
Total	4.5	.17	1.18	.20	.29	—

A well is considered productive when a determination is made during the drilling of the well that it is capable of producing commercial quantities of oil or natural gas and should therefore be completed. All of the our wells are located in the United States.

Present Activities

Whittier has drilled ten successful wells (2.5 net) and one dry hole (.3 net) during the year to date period ended March 27, 2006 and is currently drilling five gross wells (.7 net).

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

Item 4. Submission of Matters to a Vote of Security Holders

Whittier’s 2005 Annual Stockholders’ Meeting was held on Tuesday, September 27, 2005, but due to the impact of Hurricane Rita on transportation to and from the Houston area, the meeting was adjourned without any action being taken. We reconvened the meeting on Tuesday, October 18, 2005, and four proposals were submitted to our stockholders. Proxies were solicited by the Board of Directors pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors’ nominees as listed in the proxy statement and all such nominees were duly elected.

The results of the stockholders’ votes were as follows:

1.                                       Election of seven directors to Whittier’s Board of Directors:

			Number of Shares
			WITHHOLDING
	Number of Shares		AUTHORITY
	Voting FOR Election As Director		To Vote for Election As Director
	Common Stock	Series A Preferred Stock	Common Stock	Series A Preferred Stock
James A. Jeffs	2,824,255	433,987	101	None
Bryce W. Rhodes	2,824,255	433,987	101	None
Charles O. Buckner	2,824,255	433,987	101	None
David A. Dahl	2,824,255	433,987	101	None
David B. Kilpatrick	2,820,756	433,987	267	None
Ray R. Seegmiller	2,824,089	433,987	267	None
Arlo G. Sorensen	2,824,255	433,987	101	None

2.                                       Approval of an amendment to our Articles of Incorporation to increase the total number of authorized shares of common stock from 33,333,334 to 100,000,000 shares:

	Common Stock	Series A Preferred Stock
For:	2,817,620	433,987
Against:	6,736	None
Abstain:	None	None
Broker Non-Votes:	None	None

3.                                       Approval of an amendment to our Long-Term Incentive Plan increasing the number of shares of our common stock available under the Plan to 1,876,000:

	Common Stock	Series A Preferred Stock
For:	2,812,453	433,987
Against:	8,903	None
Abstain:	3,000	None
Broker Non-Votes:	None	None

4.                                       Ratification of the selection of Grant Thornton LLP as Whittier’s independent auditor for the fiscal year ending December 31, 2005:

	Common Stock	Series A Preferred Stock
For:	2,824,223	433,987
Against:	133	None
Abstain:	None	None
Broker Non-Votes:	None	None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information and Holders of Common Stock

Our common stock has been listed on the NASDAQ under the symbol “WHIT” since December 27, 2005. Prior to that time, beginning on July 1, 2005, our common stock was traded on OTC Bulletin Board under the symbol “WECP.OB” in connection with the completion of a one-for-three reverse stock split of our authorized and outstanding shares of common stock. From January 2, 2004 to June 30, 2005, our common stock was reported on the OTC Bulletin Board under the symbol “WHIT.OB.” Prior to that time, from December 6, 2001 to January 2, 2004 our common stock was reported on the OTC Bulletin Board under our prior name “Olympic Resources, Ltd.” under the symbol “OLYR”. The table below sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported on the NASDAQ and, prior to December 27, 2005, the OTC Bulletin Board, adjusted to reflect the one-for-three reverse split of our outstanding common stock on July 1, 2005:

Year Ended December 31, 2005

Quarter	High Bid	Low Bid

First Quarter	$10.50	$4.65
Second Quarter	9.90	7.50
Third Quarter	12.30	8.40
Fourth Quarter	10.75	8.00

Year Ended December 31, 2004

Quarter	High Bid	Low Bid

First Quarter	$7.50	$3.00
Second Quarter	6.90	4.50
Third Quarter	6.75	4.50
Fourth Quarter	6.00	4.32

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders of Record

As of March 27, 2006, there were approximately 201 holders of record and approximately 1,100 non-registered shareholders of Whittier’s common stock. Whittier had 12,515,265 shares outstanding as of December 31, 2005.

Dividend Policy

Whittier has not paid dividends on its common stock within the last two fiscal years. We currently intend to retain all earnings to fund our operations and do not intend to pay any cash dividends in the foreseeable future. In addition, the terms of our existing credit facility prohibit the payment of any dividends to the holders of our common stock without the bank’s consent.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2005, the following equity securities were authorized for issuance under Whittier’s existing compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Securities	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Security Holders	753,712	$7.16	1,122,288
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	753,712	$7.16	1,122,288

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Whittier Energy Corporation, a Nevada corporation, is an independent oil and gas exploration and production company primarily engaged in the acquisition, exploration and development of oil and gas properties in the continental United States. Our assets consist primarily of operated and non-operated working interests, royalty interests, partnership interests, and mineral acreage in various oil and gas properties, principally located in the Gulf Coast region, South Texas and the Permian Basin.

RIMCO Acquisition

On June 15, 2005, Whittier acquired RIMCO Production Company, Inc., a privately held Delaware corporation (“RIMCO”), for approximately $57.1 million, including $55 million in cash and $2.1 million in closing costs and net assumed liabilities. As a result of this transaction, we acquired working interests in approximately 116 active wells and one unit in 18 producing fields principally located in the Gulf Coast region in Texas, Louisiana, and Alabama. On August 26, 2005, Whittier sold its interest in the Big Escambia Creek Field in Escambia County, Alabama for $4.2 million, with an effective date of May 1, 2005. We had acquired a minor non-operated working interest in approximately 18 wells in the Big Escambia Creek Field as part of our acquisition of RIMCO. The asset was sold as part of our ongoing strategy of rationalization of non-core properties to redeploy the capital into other investments that we believe will generate higher overall returns for Whittier.

Full Cost Accounting

In conjunction with the RIMCO acquisition, Whittier adopted the full cost method of accounting for its oil and gas activities. We believe that the full cost method of accounting more appropriately reflects the operating results of an independent oil and gas producer that expends significant amounts of capital on exploration activities in order to discover proved reserves. Accordingly, we concluded that full cost accounting is the preferable to the successful efforts method of accounting for Whittier’s oil and gas activities on a post-acquisition basis. We arrived at this conclusion based on a number of considerations, including: 1) the material size of the transaction and RIMCO’s historical use of full cost accounting; 2) the composition of RIMCO’s acquired assets; 3) the nature of RIMCO’s prospect generation business and technical personnel; and 4) our anticipated exploration projects and capital expenditures subsequent to the acquisition.

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

Our primary source of cash during the year ended December 31, 2005 was from funds obtained from financing activities, cash flow from operations, and proceeds from the sale of marketable securities and oil and gas properties. Proceeds from the private offering of our Series A Preferred Stock and the initial borrowing under our new credit facility were used to finance the acquisition of RIMCO. In addition to these funds, Whittier generated cash flows from the sale of natural gas and crude oil, approximately $1.8 million from the sale of common stock in Chaparral Resources, Inc., and $4.2 million from the sale of our interest in the Big Escambia Creek Field in August 2005. Operating cash flow fluctuations are substantially driven by commodity prices and changes in our production volumes. Working capital is substantially influenced by these variables. Fluctuation in cash flow may result in an increase or decrease in our capital and exploration expenditures. Total cash flows provided by operating activities of $16.4 million for the year ended December 31, 2005 were primarily used to fund exploration and development expenditures and to repay outstanding indebtedness.

We have approximately $5 million in available cash and approximately $11 million in borrowing capacity under our new credit facility as of March 27, 2006, after taking into account outstanding letters of credit. Additionally, we are producing at an average rate of approximately 14.5 Mmcfe per day and generating net positive cash flows from operations. We incurred approximately $14.6 million in capital exploration and development expenditures on existing oil and gas properties during 2005 and have budgeted $27.2 million in additional capital expenditures for 2006. We experienced some delays in our capital expenditures due to the impact of hurricanes Katrina and Rita and the effects of the tightening of drilling rig availability across the industry. We intend to fund our 2006 capital expenditures using operating cash flows and additional borrowings under our credit facility, if necessary.

Issuance of Series A Preferred Stock

In connection with the RIMCO acquisition, in June 2005, Whittier issued and sold 852,912 shares of Series A Preferred Stock for an aggregate offering amount of approximately $50 million. Whittier received approximately $45.9 million in proceeds from the offering, net of issuance and registration costs, in which Whittier Ventures, LLC, an affiliate of Whittier, and certain officers and directors participated. The Series A Preferred Stock automatically converted into 8,529,120 shares of Whittier common stock upon the listing of our common stock on the NASDAQ on December 27, 2005. As a condition to the offering, we agreed to register the common stock underlying the Series A Preferred Stock with the U.S. Securities and Exchange Commission (“SEC”) and to maintain the effectiveness of the registration for two years following its effective date. We filed two registration statements on Forms SB-2 with the U.S. Securities and Exchange Commission to register the common stock underlying the Series A Preferred Stock, both of which were declared effective prior to December 31, 2005.

Revolving Credit Facility

In connection with the acquisition of RIMCO, on June 15, 2005, Whittier entered into its $75 million revolving credit facility with BNP Paribas as the lead bank and administrative agent. Whittier initially borrowed $20 million from the credit facility to partially fund the acquisition and to fully repay approximately $8.5 million in principal and accrued interest outstanding on our previous revolving credit facility with Compass Bank, as well as $1 million of bank debt held by RIMCO. During 2005, we repaid $6 million in principal outstanding on the credit facility, leaving $14 million in principal outstanding as of December 31, 2005. The borrowing base of the credit facility was $26.5 million as of December 31, 2005, and is subject to review and adjustment on a semi-annual basis. Amounts outstanding under the revolver bear interest at specified margins over the London Interbank Offered Rate (“LIBOR”) of 1.50% to 2.25% (6.44% at December 31, 2005). Such margins fluctuate based on the utilization of the credit facility. All amounts drawn under the revolver mature on June 15, 2008.

On July 22, 2005, we repaid a $1.8 million subordinated convertible note using a combination of cash and equity. We paid approximately $1.1 million in cash for 60% of the outstanding principal of the note and $39,272 in accrued interest. We also issued 119,156 shares of common stock to the holder of the note upon the conversion of the remaining $714,936 in principal at a conversion price of $6.00 per share. We funded the retirement of the note using available working capital.

Derivative Instruments and Hedging Activities

We regularly hedge a portion of our production to reduce our exposure to oil and gas price volatility, as well as to achieve more predictable cash flows from our oil and gas properties. Our current policy is to hedge a portion of our anticipated future production, either when we believe it is justified by available future oil and gas prices or in order to finance a planned acquisition of producing oil and gas properties. Gains or losses on both realized and unrealized hedging transactions are determined as the difference between the contract price and an applicable settlement or reference price. Settlement gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. Any ineffective portion of unrealized gains or losses of such hedges is recognized in earnings in the period they occur. Our derivative commodity positions outstanding at December 31, 2005 are disclosed in Note 10 to our consolidated financial statements contained herein.

Capital Commitments and Contingencies

In connection with our June 2004 acquisition of three gas fields in South Texas, we agreed to drill four wells over a two-year period and pay certain drilling costs on behalf of the seller’s retained working interests in those wells. Under the terms of the drilling commitment, we agreed to drill two wells each in the Scott & Hopper field and the North Rincon field, or reassign a portion of the undeveloped acreage in each field to the seller of the properties. We have drilled the first three commitment wells - the Scott & Hopper #4 during February 2005, the Cameron 137 #3 in June 2005 and the Scott & Hopper #5 in December 2005. The Scott & Hopper #4 and #5 wells were both productive, while the Cameron 137 #3 was non-commercial. We are currently evaluating whether we will drill the final commitment well in the North Rincon field.

Results of Operations

For the Year Ended December 31, 2005 compared with the Year Ended December 31, 2004

Whittier generated net income of $5.3 million, or $0.60 per fully diluted share, for the year ended December 31, 2005, compared to net income of $1.4 million, or $0.38, per fully diluted share, for the comparable period ended December 31, 2004. The $3.9 million favorable variance was primarily attributable to Whittier’s acquisition of RIMCO in June 2005, higher oil and gas prices and production, as well as $1.3 million in gain from the sale of marketable securities. Whittier generated $16.4 million in net operating cash flows in 2005, compared to $4.4 million in net operating cash flows in 2004, an increase of 275%. The significant components of Whittier’s results of operations for the years ended December 31, 2005 and 2004 are as follows:

Oil and Gas Revenues. Oil and gas revenues increased 166% from approximately $10.1 million, or $5.43 per Mcfe, in 2004 to $26.9 million, or $7.58 per Mcfe, in 2005, based upon a 91% increase in annual production and a 40% increase in realized commodity prices per Mcfe after hedge settlements. Whittier recognized pre-tax hedge losses in oil and gas revenues of $4.6 million, or $1.29 per Mcfe, and $1.5 million, or $0.82 per Mcfe, during 2005 and 2004, respectively, due to realized settlements of its price hedge contracts during the respective periods. Whittier produced 3,554,689 Mcfe during 2005, consisting of 250,904 Bbls of oil and 2,049,265 Mcf of gas, compared to 2004 annual production of 1,864,649 Mcfe, consisting of 178,303 Bbls of oil and 794,831 Mcf of gas. The increase in production and revenue was principally due to the RIMCO acquisition, as well as our successful drilling program during 2005.

Sale of Marketable Securities. During 2005, we sold 543,850 shares of Chaparral Resources, Inc. for $1.8 million, realizing a pre-tax gain of $1.3 million.

Costs and Expenses. Total operating costs and expenses increased by 146% from $8.3 million in 2004 to $20.4 million in 2005, principally due to Whittier’s increased exploration and development activity from the prior year, as well as the RIMCO acquisition. The breakdown of variances for the components of operating costs and expenses is as follows:

•                  Lease operating expenses increased 85% from $3.0 million, in 2004 to $5.5 million in 2005, reflecting the impact of the RIMCO acquisition and additional costs incurred as a result of the Gulf Coast hurricanes and several non-recurring workovers in the Beaver Dam Creek field during the fourth quarter of 2005; per unit cost, however, fell from $1.59 per Mcfe in 2004 to $1.54 per Mcfe in 2005,

•                  Production taxes increased 118%, from $1.2 million, or $0.66 per Mcfe, in 2004 to $2.7 million, or $0.75 per Mcfe, in 2005. The 14% increase in production taxes per Mcfe from 2004 was attributable to higher taxes incurred on Louisiana production, which is based on a percentage of revenue versus actual production volumes, and a larger ratio of natural gas production compared to overall production from the prior year;

•                  Depreciation, depletion and amortization (“DD&A”) increased by 234%, from $2.4 million, or $1.31 per Mcfe, in 2004 to $8.2 million, or $2.30 per Mcfe, in 2005. The 76% increase in DD&A per Mcfe is primarily a result of the RIMCO acquisition, including additional cost basis capitalized to RIMCO’s properties based on the deferred tax liability assumed by Whittier in the transaction;

•                  Whittier recognized a non-cash charge to earnings of $692,000 due to the ineffective portion of the fair value adjustment to Whittier’s hedge contracts during 2005;

•                  General and administrative expense increased from $1.7 million in 2004 to $3.4 million in 2005, reflecting our enhanced operational activity from the prior year including increasing Whittier’s staff from six to twenty, largely as a result of the RIMCO acquisition, as well as related non-recurring general and administrative costs subsequent to the acquisition to consolidate our combined operations.

Off-Balance Sheet Arrangements

With the exception of operating leases for corporate offices discussed in Note 11 to the consolidated financial statements, we have no off-balance sheet debt or other off-balance sheet financing arrangements.

Item 7. Financial Statements

The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the “Index to Financial Statements.”

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Supplemental Information – Disclosures About Oil and Gas Producing Activities – Unaudited

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

The term “disclosure controls and procedures” (defined in Rule 13a-15(e)) refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Whittier’s Chief Executive Officer and Chief Financial Officer, who also serves as the principal accounting officer, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005, and they concluded that, as of such date, Whittier’s controls and procedures were effective. There were no changes in our internal control over financial reporting occurring during the last quarter of 2005 that have materially affected, or are reasonably likely to materially affect, Whittier’s internal control over financial reporting.

In designing and evaluating Whittier’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events and the application of judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, and Control Persons of the Registrant

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2006 annual meeting under the sections entitled “Election of Directors,” “Information Concerning the Board of Directors,” “Corporate Governance” and “Executive Officers.”

Item 10. Executive Compensation

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2006 annual meeting under the section entitled “Executive Compensation.”

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2006 annual meeting under the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

Item 12. Certain Relationships and Related Transactions

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2006 annual meeting under the section entitled “Certain Transactions.”

Item 13. Exhibits and Reports on Form 8-K

(a)                                  The following exhibits are filed as part of this Annual Report:

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated April 18, 2005 by and among Whittier Energy Corporation, RPC Acquisition Company, Inc. and RIMCO Production Company, Inc., incorporated by reference to Exhibit 2.1 of Whittier’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 and filed on May 13, 2005.

3.1	Articles of Incorporation, dated November 13, 2003, for Whittier Energy Corporation, incorporated by reference to Exhibit 3.1 of Whittier’s Form 8-K filed January 2, 2004.

3.2

Certificate of Amendment to the Articles of Incorporation of Whittier Energy Corporation, dated October 19, 2005, for Whittier Energy Corporation, incorporated by reference to Exhibit 3.1 of Whittier’s Form 8-K filed October 20, 2005.

3.3	Corporate Bylaws, dated November 13, 2003, for Whittier Energy Corporation, incorporated by reference to Exhibit 3.2 of Whittier’s Form 8-K filed January 2, 2004.

4.1

Registration Rights Agreement dated June 15, 2005, between Whittier Energy Corporation and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 10.3 of Whittier’s Form 8-K filed June 21, 2005.

4.2

Registration Rights Agreement, dated September 9, 2003, by and among Whittier Energy Company on behalf of its shareholders and Olympic Resources Ltd. on behalf of certain holders of Whittier’s warrants, options, or both, incorporated by reference to Exhibit 4.1 of Whittier’s Form 8-K filed September 25, 2003.

4.3

Senior Revolving Credit Facility dated June 15, 2005, among Whittier Energy Corporation, as Borrower, and BNP Paribas, as Administrative Agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 of Whittier’s Form 8-K filed June 21, 2005.

4.4

Guaranty and Pledge Agreement dated June 15, 2005, made by Whittier Energy Corporation and certain of its subsidiaries, as Obligors, in favor of BNP Paribas, as Administrative Agent, incorporated by reference to Exhibit 10.1 of Whittier’s Form 8-K filed June 21, 2005.

10.1	Stock Option Plan dated effective August 21, 2002, incorporated by reference to Olympic Resources Ltd.’s Form 10-KSB for the year ended February 28, 2003 filed on June 27, 2003.

10.2

Offer to Sell Agreement by and between Texas Independent Exploration Limited, GulfCoast Acquisitions Limited, Frederick W. Zimmerman, Frederick W. Zimmerman d/b/a Island Resources, and Whittier Energy Company, dated June 15, 2004, incorporated by reference to Exhibit 10.1 of Whittier’s Form 8-K filed on July 2, 2004.

10.3

Upside Sharing Payment Agreement by and between Texas Independent Exploration Limited, GulfCoast Acquisitions Limited, Frederick W. Zimmerman, Frederick W. Zimmerman d/b/a Island Resources, and Whittier Energy Company, dated June 16 2004, incorporated by reference to Exhibit 10.2 of Whittier’s Form 8-K filed on July 2, 2004.

10.4

Drilling Commitment included as Exhibit C to the Offer to Sell Agreement by and between Texas Independent Exploration Limited, GulfCoast Acquisitions Limited, Frederick W. Zimmerman, Frederick W. Zimmerman d/b/a Island Resources, and Whittier Energy Company, dated June 15, 2004, incorporated by reference to Exhibit 10.3 of Whittier’s Form 8-K filed on July 2, 2004.

10.5	Whittier Energy Corporation Long Term Incentive Plan dated effective December 16, 2003, as amended on October 18, 2005.

10.6

Form of Stock Option Award Agreement under the Whittier Energy Corporation 2004 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2005.

10.7

Executive Employment Agreement dated June 15, 2005, between Whittier Energy Corporation and Bryce W. Rhodes, incorporated by reference to Exhibit 10.11 of Whittier’s Registration Statement on Form SB-2 filed on August 9, 2005.

10.8

Executive Employment Agreement dated June 15, 2005, between Whittier Energy Corporation and Daniel Silverman, incorporated by reference to Exhibit 10.11 of Whittier’s Registration Statement on Form SB-2 filed on August 9, 2005.

10.9

Executive Employment Agreement dated June 15, 2005, between Whittier Energy Corporation and Michael B. Young, incorporated by reference to Exhibit 10.11 of Whittier’s Registration Statement on Form SB-2 filed on August 9, 2005.

14.1	Code of Ethics of Whittier Energy Corporation previously filed as Exhibit 10.9 to Form 10-KSB for the year ended December 31, 2004.

21.1	Subsidiaries of Whittier Energy Corporation, incorporated by reference to Exhibit 21 of Whittier’s Registration Statement on Form SB-2 filed on August 9, 2005.

23.1*	Consent of H.J. Gruy and Associates, Inc.

23.2*	Consent of WZI, Inc.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

* Filed herewith.

Item 14. Principal Accountant Fees and Services

The information required to be contained in this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2006 annual meeting under the section entitled “Matters Relating to the Independent Auditor.”

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITTIER ENERGY CORPORATION.

Dated: March 27, 2006	/s/ Bryce W. Rhodes
Bryce W. Rhodes, President, CEO and Director

/s/ Michael B. Young
Michael B. Young, CFO, Treasurer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature

March 27, 2006	Charles O. Buckner, Director	/s/ Charles O. Buckner

March 27, 2006	David A. Dahl, Director	/s/ David A. Dahl

March 27, 2006	James A. Jeffs, Chairman	/a/ James A. Jeffs

March 27, 2006	David B. Kilpatrick	/s/ David B. Kilpatrick

March 27, 2006	Bryce W. Rhodes, Director, President & CEO	/s/ Bryce W. Rhodes

March 27, 2006	Ray R. Seegmiller	/s/ Ray R. Seegmiller

March 27, 2006	Arlo G. Sorensen, Director	/s/ Arlo G. Sorensen

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated April 18, 2005 by and among Whittier Energy Corporation, RPC Acquisition Company, Inc. and RIMCO Production Company, Inc., incorporated by reference to Exhibit 2.1 of Whittier’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 and filed on May 13, 2005.

3.1	Articles of Incorporation, dated November 13, 2003, for Whittier Energy Corporation, incorporated by reference to Exhibit 3.1 of Whittier’s Form 8-K filed January 2, 2004.

3.2

Certificate of Amendment to the Articles of Incorporation of Whittier Energy Corporation, dated October 19, 2005, for Whittier Energy Corporation, incorporated by reference to Exhibit 3.1 of Whittier’s Form 8-K filed October 20, 2005.

3.3	Corporate Bylaws, dated November 13, 2003, for Whittier Energy Corporation, incorporated by reference to Exhibit 3.2 of Whittier’s Form 8-K filed January 2, 2004.

4.1

Registration Rights Agreement dated June 15, 2005, between Whittier Energy Corporation and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 10.3 of Whittier’s Form 8-K filed June 21, 2005.

4.2

Registration Rights Agreement, dated September 9, 2003, by and among Whittier Energy Company on behalf of its shareholders and Olympic Resources Ltd. on behalf of certain holders of Whittier’s warrants, options, or both, incorporated by reference to Exhibit 4.1 of Whittier’s Form 8-K filed September 25, 2003.

4.3

Senior Revolving Credit Facility dated June 15, 2005, among Whittier Energy Corporation, as Borrower, and BNP Paribas, as Administrative Agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 of Whittier’s Form 8-K filed June 21, 2005.

4.4

Guaranty and Pledge Agreement dated June 15, 2005, made by Whittier Energy Corporation and certain of its subsidiaries, as Obligors, in favor of BNP Paribas, as Administrative Agent, incorporated by reference to Exhibit 10.1 of Whittier’s Form 8-K filed June 21, 2005.

10.1	Stock Option Plan dated effective August 21, 2002, incorporated by reference to Olympic Resources Ltd.’s Form 10-KSB for the year ended February 28, 2003 filed on June 27, 2003.

10.2

Offer to Sell Agreement by and between Texas Independent Exploration Limited, GulfCoast Acquisitions Limited, Frederick W. Zimmerman, Frederick W. Zimmerman d/b/a Island Resources, and Whittier Energy Company, dated June 15, 2004, incorporated by reference to Exhibit 10.1 of Whittier’s Form 8-K filed on July 2, 2004.

10.3

Upside Sharing Payment Agreement by and between Texas Independent Exploration Limited, GulfCoast Acquisitions Limited, Frederick W. Zimmerman, Frederick W. Zimmerman d/b/a Island Resources, and Whittier Energy Company, dated June 16 2004, incorporated by reference to Exhibit 10.2 of Whittier’s Form 8-K filed on July 2, 2004.

10.4

Drilling Commitment included as Exhibit C to the Offer to Sell Agreement by and between Texas Independent Exploration Limited, GulfCoast Acquisitions Limited, Frederick W. Zimmerman, Frederick W. Zimmerman d/b/a Island Resources, and Whittier Energy Company, dated June 15, 2004, incorporated by reference to Exhibit 10.3 of Whittier’s Form 8-K filed on July 2, 2004.

10.5	Whittier Energy Corporation Long Term Incentive Plan dated effective December 16, 2003, as amended on October 18, 2005.

10.6

Form of Stock Option Award Agreement under the Whittier Energy Corporation 2004 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2005.

10.7

Executive Employment Agreement dated June 15, 2005, between Whittier Energy Corporation and Bryce W. Rhodes, incorporated by reference to Exhibit 10.11 of Whittier’s Registration Statement on Form SB-2 filed on August 9, 2005.

10.8

Executive Employment Agreement dated June 15, 2005, between Whittier Energy Corporation and Daniel Silverman, incorporated by reference to Exhibit 10.11 of Whittier’s Registration Statement on Form SB-2 filed on August 9, 2005.

10.9

Executive Employment Agreement dated June 15, 2005, between Whittier Energy Corporation and Michael B. Young, incorporated by reference to Exhibit 10.11 of Whittier’s Registration Statement on Form SB-2 filed on August 9, 2005.

14.1	Code of Ethics of Whittier Energy Corporation previously filed as Exhibit 10.9 to Form 10-KSB for the year ended December 31, 2004.

21.1	Subsidiaries of Whittier Energy Corporation, incorporated by reference to Exhibit 21 of Whittier’s Registration Statement on Form SB-2 filed on August 9, 2005.

23.1*	Consent of H.J. Gruy and Associates, Inc.

23.2*	Consent of WZI, Inc.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

* Filed herewith

CONSOLIDATED FINANCIAL STATEMENTS
WITH
REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
YEARS ENDED DECEMBER 31, 2005 AND 2004

FOR

WHITTIER ENERGY CORPORATION

WHITTIER ENERGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Supplemental Information – Disclosures About Oil and Gas Producing Activities – Unaudited

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Whittier Energy Corporation

We have audited the accompanying consolidated balance sheets of Whittier Energy Corporation (a Nevada corporation) and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whittier Energy Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Houston, Texas
March 17, 2006

WHITTIER ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	As of December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$5,091	$1,461
Accounts receivable, net of allowances	11,092	2,491
Income tax receivable	—	28
Deferred tax asset, commodity price hedging contracts (Note 4)	2,080	376
Prepaid assets	982	108

Total current assets	19,245	4,464

Investments in marketable securities (Note 2)	234	1,054
Oil and gas properties on the basis of full cost accounting:
Proved properties, subject to amortization	94,111	23,360
Unproved properties, not subject to amortization	14,990	2,442
Other equipment and fixtures	267	119
Accumulated depletion, depreciation and amortization	(14,272)	(6,108)
Net oil and gas properties (Note 3)	95,096	19,813
Goodwill (Note 1)	1,485	1,485
Other assets	491	284

Total assets	$116,551	$27,100

See accompanying notes.

	As of December 31,
	2005	2004

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,944	$2,814
Commodity price hedging contracts, current portion (Note 10)	5,473	1,087
Revolving credit facility, current portion (Note 6)	—	1,650
Other current liabilities	353	29
Total current liabilities	15,770	5,580

Revolving credit facility (Note 6)	14,000	6,095
Convertible subordinated note payable (Note 6)	—	1,787
Asset retirement obligation (Note 5)	488	121
Commodity price hedging contracts (Note 10)	2,309	737
Deferred income tax liability (Note 4)	23,290	834
Total liabilities	55,857	15,154

Commitments and contingencies (Note 11)

Stockholders’ equity (Note 7):
Common stock, $.001 par value, 100,000,000 shares authorized and 12,515,265 and 3,841,134 shares issued and outstanding as of December 31, 2005 and December 31, 2004, respectively	13	4
Additional paid-in capital	53,446	6,661
Accumulated other comprehensive income (loss), unrealized gain (loss) on marketable securities, net of taxes of $35 and ($64), for the periods ended December 31, 2005 and December 31, 2004, respectively (Note 2)	(57)	119
Accumulated other comprehensive loss, hedging contracts, net of taxes of $2,690 and $634 for the periods ended December 31, 2005 and December 31, 2004, respectively (Note 10)	(4,389)	(1,178)
Retained earnings	11,681	6,340
Total stockholders’ equity	60,694	11,946

Total liabilities and stockholders’ equity	$116,551	$27,100

See accompanying notes.

WHITTIER ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share Data)

	Year Ended December 31,
	2005	2004

Oil and gas revenues	$26,942	$10,132

Costs and expenses:
Lease operating expenses	5,465	2,962
Production taxes	2,680	1,230
Depreciation, depletion, and amortization	8,165	2,446
Ineffective portion of hedge contracts	692	—
General and administrative expenses	3,439	1,674

Total costs and expenses	20,441	8,312

Income from operations	6,501	1,820

Other income/(expense):
Interest and other income	98	2
Interest expense	(225)	(309)
Partnership income	285	219
Gain from sale of marketable securities	1,267	—
Impairment of marketable securities	—	(645)
Litigation settlement income	—	235
Other	—	(12)

Other income/(expense)	1,425	(510)

Income before income taxes	7,926	1,310
Income tax expense (benefit)	2,585	(110)
Net income	$5,341	$1,420

See accompanying notes.

	Year Ended December 31,
	2005	2004

Basic earnings per share:
Net income per share	$1.31	$.39
Weighted average number of shares outstanding (basic)	4,081,965	3,612,572

Dilutive earnings per share:
Net income per share	$.60	$.38
Weighted average number of shares outstanding (dilutive)	8,915,801	3,854,333

Net income	$5,341	$1,420
Diluted net income:
Interest on convertible subordinated note	38	53
Diluted net income	$5,379	$1,473

Dilutive securities outstanding:
Basic shares outstanding	4,081,965	3,612,572
Stock options and warrants	112,324	241,761
Convertible subordinated note	164,859	—
Series A Preferred Stock	4,556,653	—

Diluted shares outstanding, assuming conversion of dilutive securities	8,915,801	3,854,333

See accompanying notes.

WHITTIER ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2005	2004

Cash flows from operating activities
Net income	$5,341	$1,420
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, depletion, and amortization	8,165	2,446
Deferred income tax provision (benefit)	2,585	(110)
Gain on the sale of marketable securities	(1,267)
Partnership income	(285)	(219)
Ineffective portion of hedge loss	692
Impairment of marketable securities	—	645
Changes in assets and liabilities, net of effects of acquisitions:
Allowance for doubtful accounts	—	64
Increase in accounts receivable	(4,594)	(1,356)
Increase in prepaids and other receivables	(722)	(32)
Increase in accounts payable	6,200	1,510
Increase in other current payables	324	10
Net cash provided from operating activities	16,439	4,378

Cash flows from investing activities
Investment in oil and gas properties	(14,620)	(10,208)
Acquisition of RIMCO Production Company, net of cash acquired	(55,377)	—
Proceeds from sale of oil and gas properties	4,119	525
Investments in partnerships	(55)	(109)
Distributions from partnerships	387	284
Proceeds from the sale of marketable securities	1,810	31
Net cash used in investing activities	(63,736)	(9,477)

See accompanying notes.

	Year Ended December 31,
	2005	2004

Cash flows from financing activities
Net proceeds from private placement	—	2,283
Proceeds from revolving credit facility	21,000	4,230
Payments on revolving credit facility	(14,745)	(990)
Payments on convertible note	(1,072)	—
Debt issuance costs	(266)	—
Net proceeds from preferred stock offering	45,864	—
Proceeds from stock option exercises	146	—
Net cash provided from financing activities	50,927	5,523

Net increase in cash and cash equivalents	3,630	424
Cash and cash equivalents at beginning of period	1,461	1,037

Cash and cash equivalents at end of period	$5,091	$1,461

Supplemental cash flow disclosure
Income taxes paid	$16	—
Interest paid	$1,021	$397

Supplemental schedule of non-cash investing and financing activities
Unrealized (gain)/loss on marketable securities	$57	$(23)
Convertible subordinated note issued for purchase of South Texas Properties	$—	$1,787
Repayment of principal on convertible note using common stock	$715	—
Value of stock warrants issued for purchase of South Texas Properties	$—	$135
Issuance of common stock in exchange for settlement of outstanding investment banking fees	$—	$40
Exercise of common stock warrant	$—	$90

See accompanying notes.

WHITTIER ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, except per share data)

	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares Outstanding	Par Value

Balance at December 31, 2003	3,348,765	$3	$4,185	$4,920	$(876)		$8,232

Comprehensive income:

Net income	—	—	—	1,420	—	$1,420	1,420
Unrealized holding gain on available for sale marketable securities, net of deferred taxes					203	203	203
Impairment of marketable securities, net of deferred taxes	—	—	—	—	419	419	419
Unrealized loss on fair value of hedging contracts net of deferred taxes	—	—	—	—	(805)	(805)	(805)

Comprehensive income						$1,237
Common stock issuance in private placement, net of issuance costs of $133	469,938	1	2,281	—	—		2,282
Issuance of common stock warrants in property acquisition	—	—	135	—	—		135
Issuance of common stock in exchange for settlement of outstanding investment banking fees	7,431	—	40	—	—		40
Purchase price adjustment on acquisition of Olympic Resources	—	—	(70)	—	—		(70)
Exercise of common stock Warrant	15,000	—	90	—	—		90

Balance at December 31, 2004	3,841,134	$4	$6,661	$6,340	$(1,059)		$11,946
Comprehensive income:
Net income	—	—	—	5,341	—	$5,341	5,341
Unrealized holding loss on available for sale marketable securities, net of deferred taxes	—	—	—	—	(176)	(176)	(176)
Unrealized loss on fair value of hedging contracts, net of deferred taxes	—	—	—	—	(3,211)	(3,211)	(3,211)

Comprehensive income						$1,954
Common stock converted from preferred stock, net of issuance costs of $4,100	8,529,120	9	45,855	—	—		45,864
Issuance of common stock in exchange for payment of outstanding convertible subordinated note	119,156	—	715	—	—		715
Issuance of common stock options to consultants			51				51
Exercise of common stock options and other	25,855	—	164	—	—		164

Balance at December 31, 2005	12,515,265	$13	$53,446	$11,681	$(4,446)		$60,694

See accompanying notes.

WHITTIER ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Whittier Energy Corporation, a Nevada corporation (“Whittier”), is an independent oil and gas exploration and production company engaged in the acquisition, exploration and development of oil and gas properties in the continental United States. As of December 31, 2005, Whittier had five wholly owned subsidiaries, including Whittier Energy Company (“Whittier Energy”), a Nevada corporation, Whittier Operating, Inc. (“Whittier Operating”), a Texas corporation, Olympic Resources (Arizona) Ltd., an Arizona corporation, RIMCO Production Company, Inc. (“RIMCO”), a Delaware corporation, and Vaquero Gas Company, Inc. (“Vaquero”), a Texas corporation. Whittier Operating is a direct subsidiary of Whittier Energy and Vaquero is a direct subsidiary of RIMCO. References to the “Company” refer to Whittier and its subsidiaries.

On June 15, 2005, Whittier completed the acquisition of RIMCO Production Company, Inc., a privately held Delaware corporation, for approximately $57.1 million (the “Acquisition”). The Acquisition was structured as a merger of RPC Acquisition Company, Inc., a Delaware corporation wholly owned by Whittier, into RIMCO. Upon closing of the Acquisition, Whittier became the sole owner of RIMCO. The Acquisition substantially increased Whittier’s properties, production and undeveloped acreage. Whittier was the accounting and legal acquirer of RIMCO. The Acquisition is further described in Note 12.

Contemporaneously with the Acquisition and to fund a portion of the purchase price, Whittier issued and sold 852,912 shares of Series A 8% Automatically Convertible Preferred Stock (the “Series A Preferred Stock”) for an aggregate offering amount of approximately $50 million. The Company’s Series A Preferred Stock automatically converted into 8,529,120 shares of the Company’s common stock on December 27, 2005, in conjunction with the Company’s listing on the NASDAQ National Market (“NASDAQ”). The Company’s issuance and conversion of its Series A Preferred Stock is further described in Note 7. Whittier also entered into a new $75 million revolving credit facility (the “Credit Facility”) as part of the Acquisition, which is further described in Note 6.

On July 1, 2005, the Company effected a one-for-three reverse split of its authorized and outstanding shares of common stock. All historical weighted average share and per share amounts have been restated to reflect the reverse stock split.

This summary of significant accounting policies of the Company is presented to assist in understanding its consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, who is responsible for ensuring integrity and objectivity in the preparation of the consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Nature of Operations and Organization

The Company’s assets consist primarily of operated and non-operated working interests, royalty interests, partnership interests, and mineral acreage, focused in the Texas and Louisiana Gulf Coast, South Texas, and the Permian Basin.

Principles of Consolidation and Combination

The consolidated financial statements include the accounts of Whittier and its subsidiaries. The Company’s operating results for the year ended December 31, 2005 include RIMCO’s operating results from June 16, 2005 through December 31, 2005. All intercompany transactions have been eliminated. The Company accounts for its investments in oil and gas partnerships and joint ventures using the proportionate consolidation method, whereby its proportionate share of each entity’s assets, liabilities, revenues, and expenses are included in the appropriate classification in the consolidated financial statements. Investment interests in partnerships of less than 20%, where the Company has limited liability and no significant influence over the investee, are accounted for using the cost method, whereby the investment is recorded at cost and the investment is periodically assessed for impairment. Cash distributions are treated as return of capital and are only recognized in income when cumulative distributions exceed the Company’s cost basis in the investment.

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

Accounts Receivable

The Company carries its accounts receivables at cost, recording allowances for doubtful accounts into earnings when they are deemed to be uncollectible. As of December 31, 2005 and 2004, the Company had recorded an estimated allowance for doubtful accounts of approximately $0 and $64,000, respectively.

Marketable Securities

The Company classifies its investments in marketable securities as available for sale. Such investments are carried in the financial statements at fair value. Realized gains and losses, determined using the first-in, first-out (FIFO) method, are included in earnings, and unrealized holding gains and losses are excluded from net income (loss) and reported in other comprehensive income (loss). The Company periodically reviews its investments in marketable securities to determine if an other than temporary impairment exists, recognizing any resulting impairment in earnings in the period such a determination is made.

Goodwill

Goodwill represents the excess of costs over the fair value of the acquired business assets. Effective January 1, 2002, goodwill and other intangible assets with indefinite lives are no longer amortized. The Company evaluates goodwill for impairment on an annual basis by comparing the fair value of its reporting unit to the carrying value of the reporting unit. Management considers the Company to be the reporting unit. For the years ended December 31, 2005 and December 31, 2004, respectively, the fair value of the Company’s reporting unit exceeded the recorded carrying value.

The carrying amount of goodwill for the years ended December 31, 2005 and December 31, 2004 is as follows (in thousands):

	Year Ended December 31,
	2005	2004
Beginning balance	$1,485	$1,485
Goodwill acquired during year	—	—
Impairment losses	—	—
Ending balance	$1,485	$1,485

Oil and Gas Property and Equipment (Full Cost)

In conjunction with the Acquisition, the Company adopted the full cost method of accounting for its oil and gas activities. The Company believes that the full cost method of accounting more appropriately reflects the operating results of an independent oil and gas producer that expends significant amounts of capital on exploration activities in order to discover proved reserves. Accordingly, the Company believes full cost accounting is the preferred method for the post-acquisition Company. Whittier arrived at this conclusion based on a number of considerations, including: 1) the material size of the transaction and RIMCO’s historical use of full cost accounting; 2) the composition of RIMCO’s acquired assets; 3) the nature of RIMCO’s prospect generation business and technical personnel; and 4) the Company’s anticipated exploration projects and capital expenditures subsequent to the Acquisition. Additionally, the full cost method is used by many of Whittier’s peers, and management believes the change will enhance the overall transparency and peer group comparability of the Company’s consolidated financial statements.

Under the full cost method of accounting, all costs associated with property acquisition, exploration, and development activities are capitalized. Exploration and development costs include dry hole costs, geological and geophysical costs, direct overhead related to exploration and development activities and other costs incurred for the purpose of finding oil and gas reserves. Salaries and benefits paid to employees directly involved in the exploration and development of oil and gas properties as well as other internal costs that can be specifically identified with acquisition, exploration, and development activities are also capitalized. The Company capitalizes interest costs to its unproved oil and gas properties, as well.

All capitalized costs of proved oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using total estimated proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the cost to be amortized.

The capitalized costs of the Company’s oil and gas properties, net of accumulated depreciation, depletion, and amortization, may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the lower of cost or fair market value of unproved properties as adjusted for related tax effects (the “Ceiling Limitation”). If capitalized costs exceed the Ceiling Limitation, the excess must be charged to expense. Whittier did not have any adjustment to earnings due to the Ceiling Limitation for the periods presented herein.

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

Equipment and Fixtures

Equipment and fixtures are stated at cost and depreciated over the estimated useful lives of the assets, which range from three to seven years, using the straight-line method. Maintenance and repairs, which neither materially add to the value of the property nor appreciably prolong its life, are charged to expense as incurred. Gains or losses on the dispositions of property and equipment, other than oil and gas property, are reflected in the Company’s results from operations.

Deferred Income Taxes

Under Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes,” deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provision of the applicable tax laws in effect at that time. The Company records a valuation allowance when the Company determines it is more likely than not that the deferred tax assets will not be realized. See “Note 4 – Income Taxes.”

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

Earnings per Common Share

Basic earnings per common share is calculated by dividing net income by the aggregate weighted average number of shares outstanding during the period. Diluted earnings per share considers the dilutive effect of the average number of common stock equivalents, consisting of the Company’s common stock options, common stock warrants, and common stock underlying a convertible note (see Note 6) and Series A Preferred Stock (See Note 7), that were outstanding during the periods. The Company had a total of 277,183 weighted average common stock equivalents outstanding as of December 31, 2005, all of which were dilutive. The Company’s total weighted average dilutive and anti-dilutive common stock equivalents outstanding as of December 31, 2004 were 241,761 and 512,358, respectively.

All share amounts have been adjusted to reflect the Company’s one-for-three reverse split on July 1, 2005 (See Note 7).

Accounting for Stock Based Compensation

The Company accounts for stock based compensation using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, “Accounting for Stock-based Compensation” requires that pro forma information regarding net income and earnings per share be determined as if the Company had accounted for its employee stock options under the fair value method as defined in SFAS No. 123. The Company estimates the fair value for options issued during the period, if any, as of the date of grant using the Black-Scholes option pricing model by using weighted average assumptions, volatility factors of the expected market price of the Company’s common stock, and the weighted average life expectancy of the options.

In December 2003, the Company’s Board of Directors approved a Long Term Incentive Plan (the “Plan”), which was ratified by the Company’s stockholders in July 2004. The Plan sets aside a total of 520,000 shares of the Company’s common stock for issuance to the Company’s officers, directors, employees, and consultants. On October 18, 2005, the Company’s stockholders approved expanding the number of shares of common stock available for issuance under the Plan to 1,876,000. During 2004, the Company granted a total of 262,834 options to purchase the Company’s common stock at an average exercise price of $5.22 per share to certain directors, officers, and employees of the Company, of which 5,000 options were cancelled in May 2004. The options vest ratably over a three-year period from the date of grant and have a term of five years. The fair market value of the options outstanding on the date of grant was estimated to be $1.2 million, or $4.41 per share, using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4%, dividend yield of 0%, volatility factors of the expected market price of the Company’s common stock of 4.74, and a weighted average life expectancy of the options of 3.5 years.

The Company issued an additional 447,491 options to various directors, officers, employees and consultants of the Company during the year ended December 31, 2005, with an average exercise price of $8.16 per share. The fair market value of the options on the date of grant was estimated to be approximately $1.3 million, or $2.67 per share, using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.3%, dividend yield of 0%, volatility factors of the expected market price of the Company’s common stock of .4, and a weighted average life expectancy of the options of 3 years. The Company granted a total of 702,852 options to various directors, officers, employees and consultants of the Company on January 24, 2006, with an exercise price of $9.97 per share. The fair market value of the options on the date of grant was estimated to be approximately $2.2 million, or $3.06 per share, using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.4%, dividend yield of 0%, volatility factors of the expected market price of the Company’s common stock of .4, and a weighted average life expectancy of the options of 3 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The Company’s pro forma information, in thousands, is as follows (in thousands, except earnings per share amounts):

	Year Ended December 31,
	2005	2004

Net income under APB No. 25	$5,341	$1,420

Deduct: Total stock-based compensation expense determined under the fair value method, net of tax	(758)	(238)

Pro forma net income	$4,583	$1,182

Pro forma basic earnings per share	$1.12	$.33

Pro forma diluted earnings per share	$.52	$.32

As reported basic earnings per share	$1.31	$.39

As reported diluted earnings per share	$.60	$.38

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share–Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires a company to recognize equity based compensation, including stock option grants, at fair value in the income statement, and discontinues accounting for equity based compensation under APB Opinion No. 25, the intrinsic value method. The requirements of this pronouncement are effective for fiscal periods beginning after December 15, 2005, for small business filers. Whittier currently accounts for equity based compensation using APB Opinion No. 25 under which no compensation cost for employee stock options has been recognized. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operations, as required currently. The Company will adopt SFAS No. 123(R) as of January 1, 2006, utilizing the modified prospective method to record compensation expense for the unvested portion of all grants outstanding as of December 31, 2005 and for all future grants. The Company estimates that the adoption of SFAS No. 123(R) will reduce 2006 net income by approximately $1.5 million. As of December 31, 2005 the future pre-tax expense of nonvested options is $3.0 million to be recognized in 2006 through 2008.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets.”  SFAS No. 153 requires the use of fair value measurement for exchanges of non-monetary assets. The statement was effective for the Company beginning in the third quarter of 2005. The adoption of SFAS No. 153 had no impact on the Company’s financial position or results of operations.

 In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires voluntary changes in accounting principles to be applied retrospectively, unless it is impracticable to determine either the period specific effects or the cumulative effects of the change. SFAS No. 154’s retrospective application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. If retrospective application for all prior periods is impracticable, the method used to report the change and the reason the retrospective application is impracticable are to be disclosed.

Under SFAS No. 154, retrospective application will be the transition method in the unusual event that a newly issued accounting pronouncement does not provide specific transition guidance. It is expected that most pronouncements will specify transition methods other than the retrospective method. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005, and the adoption of this statement is expected to have no impact on Whittier’s financial position or results of operations.

In February of 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments aquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. Adoption of this statement is expected to have no impact on the Company’s financial position or results of operations.

NOTE 2 - MARKETABLE SECURITIES

The Company’s investments in marketable securities are classified as “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  As a result, these investments are carried at fair market value as of the relevant balance sheet dates. Unrealized gains and losses are excluded from net income and reported as a separate component of stockholders’ equity as accumulated other comprehensive income (loss).

The carrying amount and estimated market value of the investments as of December 31, 2005 and December 31, 2004 are as follows (in thousands):

	As of December 31, 2005
	Cost	Fair Value

PYR Energy, Inc., 173,625 Shares	$328	$234

Total	$328	$234

	As of December 31, 2004
	Cost	Fair Value

Chaparral Resources, Inc., 543,850 Shares	$544	$870

PYR Energy, Inc., 173,625 Shares	328	184

Total	$872	$1,054

The Company recognizes any unrealized gain or loss on its marketable securities when the securities are sold or when the Company determines that an other than temporary impairment has occurred. During the year ended December 31, 2005, the Company sold 543,850 shares of Chaparral for $1,810,595, realizing a gain of $1,266,745. The Company monetized its investment in Chaparral in order to utilize the proceeds for the acquisition, exploration and development of oil and gas properties.

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

The Company recorded an unrealized loss as a component of other comprehensive income (loss) of  $57,413, net of deferred income taxes of $35,189 for the year ended December 31, 2005 and an unrealized gain of  $118,708, net of deferred taxes of $63,920, for the year ended December 31, 2004. A reconciliation of the pre and after-tax impact of the Company’s marketable securities on accumulated other comprehensive income for the periods ended December 31, 2005 and 2004, respectively is as follows (in thousands):

	Pre-tax	After-tax
Accumulated other comprehensive loss, December 31, 2003	$(774)	$(503)
Reclassified into earnings	(24)	(16)
Impairment of stock investment	645	419
Change in fair market value	336	219
Accumulated other comprehensive gain, December 31, 2004	183	119
Reclassified into earnings	(1,267)	(786)
Change in statutory tax rate	—	(5)
Change in fair market value	992	615
Accumulated other comprehensive loss, December 31, 2005	$(92)	$(57)

NOTE 3 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following as of December 31, 2005 and December 31, 2004, respectively (in thousands):

	As of December 31,
	2005	2004
Oil and Gas Properties

Proved oil and gas properties	$94,111	$23,360
Unproved oil and gas properties	14,990	2,442

Total oil and gas assets	109,101	25,802

Accumulated depreciation, depletion and amortization	(14,208)	(6,074)

Net oil and gas properties	94,893	19,728

Corporate and Other

Furniture and equipment	267	119
Accumulated depreciation	(64)	(34)

Total corporate assets	203	85

Net oil and gas properties, furniture and equipment	$95,096	$19,813

The Company recognized depletion, depreciation and amortization expense of $8,164,632 and $2,445,606 for the years ended December 31, 2005 and 2004, respectively. The Company’s unevaluated oil and gas properties include investments in ongoing exploration projects, which are reviewed quarterly to determine if there is an impairment of their carrying value or if they should be transferred into proved oil and gas properties.

NOTE 4 - INCOME TAXES

The provision for income taxes (benefits) consists of the following:

	As of December 31,
	2005	2004
	(in thousands)

Current income tax expense (benefit)	$345	$—
Deferred income tax expense (benefit)	$2,240	$(110)

Total income tax expense (benefit)	$2,585	$(110)

Current deferred tax asset
Unrealized losses on price hedging contracts	$2,080	$376

Total current deferred tax asset	$2,080	$376

Non-current deferred tax assets
Unrealized losses on marketable securities	$36	$162
Unrealized losses on price hedging contracts	794	258
Temporary difference in book/tax basis of partnership investments	168	157
Net operating loss carryforwards	1,065	900
Valuation allowance - net operating loss carryforwards	(364)	(340)
Carryforward of percentage depletion in excess of basis	232	128
Other	65	37

Total non-current deferred tax assets	$1,996	$1,302

Non-current deferred tax liabilities:
Excess book basis over tax basis for oil and gas properties	$(25,286)	$(2,136)

Total non-current deferred tax liabilities	$(25,286)	(2,136)

Net non-current deferred tax liabilities	$(23,290)	$(834)

Deferred taxes have been provided for the differences between the book and tax basis of oil and gas properties, principally generated by the current deductibility of intangible drilling costs allowed for income tax purposes and book and tax basis differences related to the acquisition of RIMCO. The Company also provided for deferred taxes on the unrealized gains and losses on marketable securities, unrealized gains and losses on its commodity pricing hedge instruments, the temporary differences between the book and tax basis of the Company’s investment in partnerships accounted for using the cost method for financial statement purposes, and percentage depletion carryforwards in excess of basis.

Net operating loss (“NOL”) carryforwards included in deferred tax assets in the current period all relate to NOL’s from prior years, including operating losses for the year ended December 31, 2003 and approximately $2.5 million in NOL carryforwards that were acquired as a result of the Company’s merger with Olympic Resources, Ltd. in September 2003. The Company acquired $641,138 in NOL’s as part of the Acquisition in June 2005. The NOL carryforwards expire between 2017 and 2022 and are partially restricted from offsetting the future taxable income of the Company due to Internal Revenue Code (“IRC”) §382 ownership change limitations.

As of December 31, 2005, the Company had total deferred tax assets from NOL carryforwards of $1,064,539. The Company has recorded a valuation allowance of $363,763, or approximately 34%, of its deferred tax asset related to its restricted NOL carryforwards due to uncertainties regarding the future recoverability of its restricted NOL carryforwards. The net change in the Company’s valuation allowance from December 31, 2004 to December 31, 2005 was approximately $24,000. The Company has recorded the tax benefit of its NOL carryforwards, net of the applicable valuation allowance, as a deferred tax asset as of December 31, 2005.

	As of December 31,
	2005	2004
	(in thousands)

Effective tax rate reconciliation:

Tax expense on book income computed at statutory rate	$2,695	$459
Increases (decreases) in taxes resulting from:
State income taxes, net of federal tax benefit	332	—
Percentage depletion in excess of tax basis	(433)	(89)
Change in valuation allowance related to net operating loss carryforwards	24	(481)
Domestic production expense	(7)	—
Other	(26)	1

Income tax expense (benefit), as adjusted	$2,585	$(110)

Effective Tax Rate	32.6%	(8.4)%

NOTE 5 - ASSET RETIREMENT OBLIGATION

The Company records the fair value of its future asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Company records the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the Company increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss.

As of December 31, 2005, the Company’s future abandonment obligation was estimated to be $487,628, including $441,869 in costs capitalized to oil and gas properties subject to depletion and $45,789 in cumulative accretion expense. Comparatively, the Company had a total future abandonment obligation outstanding as of December 31, 2004, of $121,411 including $101,380 in costs capitalized to oil and gas properties and $20,031 in cumulative accretion expense.

The activity related to the Company’s future asset retirement obligations for the years ended December 31, 2005 and 2004 is as follows (in thousands):

	Year Ended December 31,
	2005	2004
Beginning asset retirement obligation	$121	$69
Liabilities incurred during the period	341	41
Liabilities settled during the period	—	—
Accretion expense	26	11
Ending asset retirement obligation	$488	$121

NOTE 6 - NOTES PAYABLE

Revolving Credit Agreements

In connection with the Acquisition, on June 15, 2005 Whittier entered into its $75 million revolving Credit Facility with BNP Paribas as the lead bank and administrative agent. Whittier initially borrowed $20 million from the Credit Facility to partially fund the Acquisition and to fully repay approximately $8.5 million in principal and accrued interest outstanding on the Company’s previous revolving credit facility with Compass Bank, as well as $1 million of bank debt held by RIMCO. During 2005, the Company repaid $6 million in principal outstanding on the Credit Facility, leaving $14 million in principal outstanding as of December 31, 2005. The borrowing base of the Credit Facility was $26.5 million as of December 31, 2005, and is subject to review and adjustment on a semi-annual basis. Redeterminations of the borrowing base are based upon a number of factors, including commodity prices and reserve levels. Amounts outstanding under the revolver bear interest at specified margins over the London Interbank Offered Rate (“LIBOR”) of 1.50% to 2.25% (6.44% at December 31, 2005). Such margins fluctuate based on the utilization of the Credit Facility. All amounts drawn under the revolver mature June 15, 2008.

The Credit Facility is collateralized by substantially all of the Company’s assets and the Company is subject to various covenants, representations and warranties. The Company is subject to certain financial covenants pertaining to minimum working capital levels, minimum coverage of interest expenses, and a maximum leverage ratio. In addition, Whittier is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. The primary covenants under the Credit Facility include the following:

•                  The Company will maintain a ratio of total debt to consolidated EBITDAX (net income before interest expenses, taxes, depreciation, depletion, amortization, exploration costs, and other non-cash expenses less non-cash income and capitalized expenses) for the most recent period of four fiscal quarters of no greater than  3.5 to 1.0, calculated on a pro-forma basis for the Acquisition; and

•                  The Company will maintain a current ratio, determined quarterly, of current assets to current liabilities, inclusive of available borrowing base under the Credit Facility and exclusive of any current portion of principal outstanding under the Credit Facility, the current fair value of outstanding commodity price hedging contracts, and the current balance of asset retirement obligations under FAS 143, of at least one to one.

The Company was in compliance with these covenants as of December 31, 2005 and has classified all of its outstanding indebtedness as long-term. The Company’s next borrowing base review is scheduled for June 2006.

Convertible Subordinated Note

In June 2004, the Company issued a six-year, approximate $1.8 million subordinated note bearing interest at a rate of 7% per annum and convertible into our common stock at a conversion price of $6.00 per share to a third party in connection with Whittier’s acquisition of various operated working interests in three gas fields in South Texas. On July 22, 2005, the holder converted $714,936 of the outstanding principal on the note into 119,156 shares of Whittier common stock at a conversion price of $6.00 per share. On that same date, Whittier repaid all remaining principal and accrued interest on the note for approximately $1.1 million in cash.

For the year ended December 31, 2005, the Company incurred $1,021,323 in interest expense, of which $796,827 was capitalized to its unevaluated oil and gas properties. For the year ended December 31, 2004, the Company incurred interest expense of $397,622, of which $89,150 was capitalized to its unevaluated oil and gas properties.

Anticipated future maturities of the Company’s outstanding indebtedness as of December 31, 2005 are as follows (in thousands):

Year	Amount
2006	$—
2007	—
2008	14,000

Total	$14,000

NOTE 7 - COMMON STOCK AND COMMON STOCK EQUIVALENTS

In July 2005, the Company effected a one-for-three reverse stock split. All common stock and common stock equivalents have been retroactively adjusted to reflect the reverse split.

In January 2004, the Company issued 7,431 shares of its common stock valued at $5.40 per share to CK Cooper & Company, an investment banking firm, as payment of approximately $40,127 in outstanding investment banking fees related to the merger of Olympic Resources Ltd. and Whittier Energy. Alex Montano, a former director of Olympic Resources Ltd. prior to the merger, was also a managing director of CK Cooper.

In June 2004, the Company closed a private placement with accredited investors for 460,000 shares of the Company’s common stock priced at $5.25 per share and three-year warrants to purchase an additional 460,000 shares of common stock at an exercise price of $7.50 per share. The private offering resulted in net proceeds to the Company of $2.3 million. The Company also issued 9,938 shares of common stock and a related warrant to purchase an additional 9,938 shares of common stock at an exercise price of $7.50 per share to a registered broker/dealer as payment for services rendered as a placement agent in connection with the private placement. The Company used a significant portion of the net proceeds from the private placement to finance, in part, its June 2004 acquisition of various operated working interests in three gas fields in South Texas.

In June 2004, the Company issued to the sellers of certain gas properties a three-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $7.50 per share. The fair market value of the warrant on the date of grant was estimated to be $135,000 using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.26%, dividend yield of 0%, volatility factors of the expected market price of the Company’s common stock of 2.13, and a weighted average life expectancy of the options of 1.5 years.

In September 2004, a warrant for 15,000 shares of the Company’s common stock, issued to the former President and CEO of the Company prior to its acquisition by Whittier Energy, was fully converted into common stock at an exercise price of $6.00 per share.

In connection with the Acquisition, in June 2005, Whittier issued and sold 852,912 shares of Series A Preferred Stock for an aggregate offering amount of approximately $50 million. Whittier received approximately $45.9 million in proceeds from the offering, net of issuance and registration costs, in which Whittier Ventures, LLC, an affiliate of the Company, and certain officers and directors participated. The Series A Preferred Stock automatically converted into 8,529,120 shares of the Company’s common stock upon the Company’s listing of its common stock on the NASDAQ National Market on December 27, 2005. As a condition to the offering, the Company agreed to register the common stock underlying the Series A Preferred Stock with the U.S. Securities and Exchange Commission (“SEC”) and to maintain the effectiveness of the registration for two years following its effective date. The Company filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission to register the common stock underlying the Series A Preferred Stock, which was declared effective prior to December 31, 2005.

As described in Note 6, on July 22, 2005, the holder of a $1.8 million convertible note issued by the Company converted $714,936 of the outstanding principal into 119,156 shares of Whittier common stock at a conversion price of $6.00 per share.

On that same date, Whittier repaid all remaining principal and accrued interest on the note for approximately $1.1 million in cash.

The Company’s Board of Directors approved a Long Term Incentive Plan in December 2003, which set aside a total of 520,000 shares of the Company’s common stock for issuance to the Company’s officers, directors, employees, and consultants. The Plan was ratified by the Company’s stockholders at the Company’s annual meeting held in July 2004 and further amended in October 2005 in order to expand the number of shares underlying the Plan to 1,876,000.

During the year ended December 31, 2004, the Company granted a total of 262,834 options to purchase the Company’s common stock at an average exercise price of $5.22 per share to certain employees and directors of the Company, of which 5,000 were cancelled in May 2004. The options vest ratably over a three year period from the date of grant and have a term of 5 years. During 2004, 16,500 options to acquire the Company’s common stock at an exercise price of $5.79 per share expired unexercised.

In April 2005, the Company granted to certain employees and consultants to the Company a total of 40,946 options to purchase the Company’s common stock at an average exercise price of $7.75 per share. The options vest ratably over three years and have a term of five years. In November 2005, the Company issued an additional 456,601 options to various employees, directors and consultants of the Company, at an exercise price of $8.20 per share, of which 306,605 options vested immediately and 149,956 options vest ratably over three years. The options have a term of five years.

In January 2006, the Company granted a total of 702,852 options to various directors, officers, employees and consultants of the Company, with an exercise price of $9.97 per share, of which 416,273 options vest ratably over two years and 286,579 options vest ratably over three years. The options have a term of five years.

During 2005, options to acquire 25,038 shares of the Company’s common stock at an average price of $5.82 per share were exercised, generating proceeds of $145,000. An additional 17,632 options at an average exercise price of $5.75 expired unexercised and an additional 4,999 options at an average exercise price of $6.00 were cancelled.

A summary of the Company’s stock option activity and related information for the periods ended is as follows:

	Shares	Weighted
	Underlying	Average Exercise
	Options	Price
Options Outstanding as of December 31, 2003	62,500	$5.85
Options Issued	262,834	$5.22
Options Exercised	—	—
Options Cancelled	(5,000)	$5.25
Options Expired	(16,500)	$5.79
Options Outstanding as of December 31, 2004	303,834	$5.37
Options Issued	497,547	$8.16
Options Exercised	(25,038)	$5.82
Options Cancelled	(4,999)	$6.00
Options Expired	(17,632)	$5.75
Options Outstanding as of December 31, 2005	753,712	$7.16

Exercise price range $4.50 – $6.00
(Average life of 3.1 years, 89,279 exercisable at a weighted average price of $5.27)	257,832	$5.24

Exercise price range $7.65 – $8.20
(Average life of 4.7 years, 314,979 exercisable at a weighted average price of $8.19)	495,880	$8.16

Exercisable options
December 31, 2004	46,000	$6.12
December 31, 2005	404,258	$6.46

The following table summarizes all common stock warrants:

	Number of	Exercise
	Stock	Price
	Warrants	Range
Outstanding, December 31, 2003	55,000	$6.00 - 8.10
Issued	569,938	7.50
Expired	(40,000)	8.10
Exercised	(15,000)	6.00
Outstanding, December 31, 2004	569,938	$7.50
Issued	—	—
Expired	—	—
Exercised	—	—
Outstanding, December 31, 2005	569,938	$7.50

The following table summarizes the price ranges of all common stock warrants outstanding as of December 31, 2005, all of which were fully vested and exercisable:

Number of Warrants	Exercise Price	Expiration Date
569,938	$7.50	6/17/07 – 6/30/07

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

The Company entered into a $150,000 consulting agreement with The Whittier Trust Company, an affiliate of Whittier, for the six-month period ended December 31, 2005. Under the agreement The Whittier Trust provided various management advisory services including financial and market analysis, investor relations and consultation regarding the Company’s disposition of its common stock in Chaparral Resources, Inc.

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

The Company has not experienced any significant losses from its receivables or cash investments and does not believe it has any significant concentration of credit risk. For the period ending December 31, 2005, the Company generated approximately 27%, 13%, 11% and 10% of its oil and gas revenues from Shell Trading (US) Company, Phoenix Hydrocarbons, Inc., El Paso Production Oil and Gas Company and Noble Energy, Inc., respectively. For the period ending December 31, 2004, the Company generated approximately 36% of its oil and gas revenue from crude oil sales to Shell Trading (US) Company. The Company had no other customers responsible for a minimum of 10% of its oil and gas revenues for 2004.

NOTE 10 - FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company held various derivative instruments, including crude oil and natural gas option agreements known as “swaps” and “collars” during the year ended December 31, 2005 and 2004, respectively. Swaps are designed to fix the price of anticipated sales of future production, while collars are designed to establish floor and ceiling prices on anticipated sales of future production. The Company entered into the contracts at the time it acquired certain operated oil and gas property interests as a means to reduce the future price volatility on its sales of oil and gas production, as well as to achieve a more predictable cash flow from its oil and gas properties. The Company has designated its price hedging instruments as cash flow hedges in accordance with SFAS No. 133. Further details relating to the Company’s hedging activities are as follows:

Hedging contracts held as of December 31, 2005:

		Nymex Contract Price
Contract Period and Type	Total Volume	Floor	Ceiling/Swap Price	Fair Value
				(in thousands)
Crude Oil Contracts (barrels)
Swap Contracts:
January 2006 – December 2006	36,000	N/A	$58.00	(182)

Collar Contracts:
January 2006 – December 2006	96,000	$30.00	$34.25	(2,709)
January 2006 – December 2006	21,600	$49.50	$68.60	(57)
January 2007 – December 2007	54,000	$47.50	$69.00	(253)
January 2007 – December 2007	78,000	$47.50	$69.25	(359)

Natural Gas Contracts (mmbtu)
Swap Contracts:
January 2006 – March 2006	90,000	N/A	$8.43	(261)
April 2006 – October 2006	210,000	N/A	$7.44	(604)
November 2006 – March 2007	150,000	N/A	$8.16	(488)
April 2007 – October 2007	210,000	N/A	$6.97	(505)

Collar Contracts:
January 2006 – March 2006	150,000	$7.50	$10.10	(215)
April 2006 – October 2006	280,000	$6.75	$8.40	(627)
January 2006 – December 2006	120,000	$5.00	$6.45	(464)
November 2006 – March 2007	200,000	$7.25	$9.75	(505)
April 2007 – October 2007	280,000	$6.25	$7.95	(553)

			Total	$(7,782)

Hedging contracts held as of December 31, 2004:

		Nymex Contract Price
Contract Period and Type	Total Volume	Floor	Ceiling/Swap Price	Fair Value
				(in thousands)
Crude Oil Contracts (barrels)
Swap Contracts:
January 2005 – December 2005	36,000	N/A	$34.75	$(278)

Collar Contracts:
January 2005 – April 2005	15,000	$19.75	$22.75	(309)
January 2005 – December 2005	12,000	$26.00	$29.20	(160)
April 2005 – December 2005	9,000	$26.00	$28.95	(119)
January 2005 – December 2005	18,000	$31.00	$36.95	(121)
January 2006 – December 2006	96,000	$30.00	$34.25	(682)

Natural Gas Contracts (mmbtu)
Swap Contracts
January 2005 – December 2005	120,000	N/A	$6.02	(27)

Collar Contracts:
January 2005 – December 2005	120,000	$4.00	$7.20	(39)
January 2005 – March 2005	72,000	$6.20	$8.40	23
April 2005 – September 2005	144,000	$5.75	$6.05	(34)
October 2005 – December 2005	72,000	$5.75	$6.75	(23)
January 2006 – December 2006	120,000	$5.00	$6.45	(55)

			Total	$(1,824)

The Company accounts for its derivatives as cash flow hedging instruments, and recognizes gains or losses on settlement of its hedging instruments in oil and gas revenues, and changes in their fair value as a component of other comprehensive income, net of deferred taxes. The Company recognized pre-tax losses in oil and gas revenues of $4,591,640 and $1,519,775 for the years ended December 31, 2005 and 2004, respectively, due to realized settlements of its price hedge contracts during the respective periods. The Company recorded unrealized losses on cash flow hedging contracts of $4,388,588 net of deferred taxes of $2,689,779 for the year ended December 31, 2005. Comparatively, the Company recorded unrealized losses of $1,178,036, net of deferred taxes of $634,327, for the year ended December 31, 2004. As of December 31, 2005, the Company anticipates $3,393,245 of unrealized losses, net of deferred taxes of $2,079,731, will be reclassified into earnings during 2006. The Company recorded a loss of $692,440 for the ineffective portion of the cash flow hedges for the year ended December 31, 2005.

The following table details the activity of the cash flow hedges for the period ending December 31, 2005 (in thousands).

	Pre tax	After-tax
Accumulated other comprehensive loss, December 31, 2004	$(1,824)	$(1,178)
Reclassified into earnings	4,592	2,847
Change in statutory tax rate	—	47
Change in fair market value	(10,539)	(6,534)
Ineffective portion of cash flow hedges	692	429
Accumulated other comprehensive loss, December 31, 2005	$(7,079)	$(4,389)

The following table details the activity of the cash flow hedges for the period ending December 31, 2004 (in thousands).

	Pre tax	After-tax
Accumulated other comprehensive loss, December 31, 2003	$(574)	$(373)
Reclassified into earnings	1,520	988
Change in fair market value	(2,782)	(1,801)
Ineffective portion of cash flow hedges	12	8
Accumulated other comprehensive loss, December 31, 2004	$(1,824)	$(1,178)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company entered into a rental lease for approximately 2,910 square feet of corporate office space in Houston, Texas on April 1, 2004, for a renewable term of 90 months. The lease requires payments of approximately $5,000 per month. In December 2005, the Company executed an amendment to the lease, relocating the Company’s office space to approximately 15,043 square feet within the same building to allow the Company to consolidate the operations of Whittier and RIMCO within one location. The lease, as amended, has a term of 144 months with expense recognized on a straight-line basis at approximately $24,500 per month. The Company has an early cancellation option on the lease at the end of the 72nd month and again at the end of the 108th month, as well as a preferential right to lease the space adjoining the lease.

As a result of the Acquisition, the Company assumed two office leases held by RIMCO, including a rental lease in Avon, Connecticut for 6,900 square feet, which expired in October 2005 and an office lease in Houston, Texas for 9,110 square feet, which expires in October 2007. The RIMCO Connecticut lease required rental payments of $12,075 per month and the RIMCO Houston lease requires payments of $21,350 per month. The Company accrued the remaining costs of the RIMCO Houston lease as part of the purchase price of RIMCO. In March 2006, the Company subleased the RIMCO Houston lease for total lease payments of approximately $194,000.

The Company’s existing future minimum annual cash lease payments for the next five years as of December 31, 2005, are as follows (in thousands):

Year	Amount
2006	$77
2007	267
2008	322
2009	322
2010	322
Thereafter	1,072
$2,382

In connection with our June 2004 acquisition of three gas fields in South Texas, we agreed to drill four wells over a two-year period and pay certain drilling costs on behalf of the seller’s retained working interests in those wells.  Under the terms of the drilling commitment, we agreed to drill two wells each in the Scott & Hopper field and the North Rincon field, or reassign a portion of the undeveloped acreage in each field to the seller of the properties. We have drilled the first three commitment wells - the Scott & Hopper #4 during February 2005, the Cameron 137 #3 in June 2005 and the Scott & Hopper #5 in December 2005. The Scott & Hopper #4 and #5 wells were both productive, while the Cameron 137 #3 was non-commercial. The Company is currently evaluating whether it will drill the final commitment well in the North Rincon field.

NOTE 12 - ACQUISITION OF RIMCO PRODUCTION COMPANY, INC.

On June 15, 2005, Whittier acquired RIMCO Production Company, Inc., a privately held Delaware corporation, by acquiring all of the outstanding capital stock of RIMCO, for a total purchase price of $57.1 million. The Acquisition substantially increased Whittier’s properties, production and undeveloped acreage. Specifically, Whittier acquired working interests in approximately 116 active wells and one unit in 18 producing fields principally located in the Gulf Coast region in Texas, Louisiana, and Alabama, as well as significant undeveloped acreage with multiple prospects.

The Acquisition was structured as a merger of RPC Acquisition Company, Inc., a Delaware corporation wholly owned by Whittier, into RIMCO Production Company, Inc. Upon closing of the Acquisition, Whittier became the sole owner of RIMCO. The existing shareholders of RIMCO received total consideration of approximately $55 million in cash. Whittier treated the Acquisition as a stock purchase for federal income tax purposes and is the accounting and legal acquirer. The Company’s financial statements for the year ended December 31, 2005 include RIMCO’s operating results for the period from June 16, 2005 through December 31, 2005.

Whittier funded the Acquisition using a combination of net proceeds from a private offering of the Company’s Series A Preferred Stock (approximately $46 million) and net borrowings from a new revolving Credit Facility entered into on June 15, 2005 (approximately $10.5 million). The Company’s Series A Preferred Stock is more fully described in Note 7 and the Company’s Credit Facility is more fully described in Note 6.

The following table presents the allocation of the Company’s $57.1 million purchase price, as adjusted, including professional fees and other related acquisition costs, to RIMCO’s assets acquired and liabilities assumed, based upon their fair values:

As of June 15, 2005
(in thousands)

Cash and cash equivalents	$1,727
Accounts receivable	4,007
Current tax assets	665
Other current assets	152
Oil and gas properties, evaluated	55,770
Oil and gas properties, unevaluated	16,618
Other assets	13
Total assets acquired	78,952

Accounts payable	(930)
Asset retirement obligation	(258)
Deferred income tax liability	(20,660)

Total liabilities assumed	(21,848)
Net assets acquired	$57,104

The following unaudited pro forma consolidated results of operations have been prepared as if the Acquisition had occurred as of the beginning of the period being reported (in thousands):

	Year Ended December 31,
	2005	2004
	Unaudited	Unaudited

Oil and gas revenues	$36,860	$27,650

Costs and expenses:
Lease operating expenses	6,340	6,484
Production taxes	3,228	1,983
Depreciation, depletion, and amortization	11,637	9,884
Ineffective portion of hedge contracts	692	—
General and administrative expenses (1)	6,288	4,744

Total costs and expenses	28,185	23,095

Income from operations	8,675	4,555
Other income (expense)	1,707	(517)

Income before income taxes	10,382	4,038
Provision for income taxes	3,427	1,105
Net income	$6,955	$2,933

Basic net income per share	$0.56	$0.24
Diluted net income per share	$0.55	$0.24
Weighted average shares outstanding:
Basic	12,494	12,142
Fully diluted	12,771	12,383

(1)  General and administrative expenses for the year ended December 31, 2005 reflect approximately $2.3 million in change of control costs incurred by RIMCO as a result of the Acquisition.

SUPPLEMENTAL INFORMATION – DISCLOSURES ABOUT OIL AND GAS

PRODUCING ACTIVITIES - UNAUDITED

The following supplemental information regarding the oil and gas activities of the Company is presented pursuant to the disclosure requirements promulgated by the SEC and SFAS No. 69, “Disclosures About Oil and Gas Producing Activities.”

The following estimates of reserve quantities and related standardized measure of discounted net cash flows are estimates only, and are not intended to reflect realizable values or fair market values of the Company’s reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than producing oil and gas properties. Additionally, the price of oil and gas has been very volatile and downward changes in prices can significantly affect quantities that are economically recoverable. Accordingly, these estimates are expected to change as future information becomes available and these changes may be significant.

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

Proved Oil and Gas Reserve Quantities

(All within the United States)

	Oil	Gas
	Reserves	Reserves
	(Bbls.)	(Mcf.)
Proved developed and undeveloped reserves:

Balance December 31, 2003	1,462,770	2,988,550
Revision of previous estimates	109,677	(166,446)
Purchases of minerals in place	383,099	3,288,713
Extensions, discoveries and other additions	711	271,242
Sales of minerals in place	(42,969)	(28,198)
Production	(178,303)	(794,831)

Balance December 31, 2004	1,734,985	5,559,030
Revision of previous estimates	102,566	(712,687)
Purchases of minerals in place	1,505,593	12,922,237
Extensions, discoveries and other additions	12,800	1,071,725
Sales of minerals in place	(271,299)	(980,390)
Production	(250,904)	(2,049,265)

Balance December 31, 2005	2,833,741	15,810,650

Proved Developed Reserves:

Balance December 31, 2003	1,462,770	2,676,060
Balance December 31, 2004	1,603,964	4,094,890
Balance December 31, 2005	2,030,195	12,455,090

SUPPLEMENTAL INFORMATION – DISCLOSURES ABOUT OIL AND GAS

PRODUCING ACTIVITIES-UNAUDITED

(All Amounts in Thousands)

Capitalized Costs Relating to Oil and Gas Producing Activities (All within the United States)

	Year Ended December 31,
	2005	2004

Proved oil and gas properties	$94,111	$23,360
Unproved oil and gas properties	14,990	2,442
Accumulated depreciation and depletion	(14,208)	(6,074)

Net capitalized cost	$94,893	$19,728

Cost Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities (All within the United States)

	Year Ended December 31,
	2005	2004

Acquisition costs – proved oil and gas properties	56,036	8,134
Acquisition costs – unproved oil and gas properties	16,618	1,694
Total acquisition costs	72,654	9,828

Exploration and appraisal costs	8,156	760
Development costs	6,608	1,775
	$87,418	$12,363

Results of operations for producing activities (All within the United States)

	Year Ended December 31,
	2005	2004

Oil and gas revenues	$26,942	$10,132
Lease operating expenses	(5,465)	(2,962)
Production taxes	(2,680)	(1,230)
Depreciation, depletion, and amortization	(8,165)	(2,446)
Accretion of future abandonment obligation	(26)	(12)

Net results of operations before income taxes	10,606	3,482
Provision for income taxes	(4,030)	(1,218)
Results of operations	$6,576	$2,264

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proven Oil and Gas Reserves (All within the United States)

	Year Ended December 31,
	2005	2004

Future cash inflows	$340,294	$107,105
Future development costs	(16,183)	(3,573)
Future production costs	(115,557)	(51,479)
Future income tax expenses	(69,285)	(13,435)
Future net cash flows	139,269	38,618
10% annual discount for estimated timing of cash flows	(52,796)	(13,767)
Standardized measure of discounted net cash flows	$86,473	$24,851

Principal sources of change in the standardized measure of discounted future net cash flows

	Year Ended December 31,
	2005	2004

Beginning balance	$24,851	$15,133
Oil and gas sales	(18,797)	(5,940)
Purchases of minerals in place	87,224	12,541
Sales of minerals in place	(4,697)	(581)
Extensions and discoveries	9,505	1,000
Net changes in prices, production cost and future development cost	32,273	7,818
Net changes due to revisions of previous quantity estimates	(9,496)	(2,631)
Development cost incurred	(6,608)	(1,560)
Accretion of discount	3,346	2,125
Net change in income taxes	(33,530)	(2,549)
Other	2,402	(505)
Ending balance	$86,473	$24,851