Form 10QSB
period 2006-03-31
WHITTIER ENERGY CORP
filed 2006-05-15
CIK 1108520

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

YES  ☐                   NO ☒

As of May 15, 2006 the Registrant had 12,515,625 shares of its $.001 par value common stock issued and outstanding.

Part I – Summarized Financial Information

Item 1 – Financial Statements

Whittier Energy Corporation

Consolidated Balance Sheets

(In Thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$4,365	$5,091
Accounts receivable, net of allowances	9,420	11,092
Deferred tax asset - commodity price hedging contracts	1,459	2,080
Prepaid assets	1,087	982

Total current assets	16,331	19,245

Oil and gas properties on the basis of full cost accounting:
Proved properties, subject to amortization	98,274	94,111
Unproved properties, not subject to amortization	17,565	14,990
Other equipment and fixtures	445	267
Accumulated depletion, depreciation and amortization	(18,055)	(14,272)
	98,229	95,096
Goodwill	1,485	1,485
Other assets	681	725

Total assets	$116,726	$116,551

See accompanying notes.

	March 31, 2006	December 31, 2005
	(Unaudited)

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,664	$9,944
Commodity price hedging contracts, current portion	3,835	5,473
Other current liabilities	161	353
Total current liabilities	11,660	15,770

Revolving credit facility	14,000	14,000
Asset retirement obligation	518	488
Commodity price hedging contracts	1,496	2,309
Deferred income tax liability	24,535	23,290
	52,209	55,857

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 12,515,265 shares issued and outstanding as of March 31, 2006 and December 31, 2005	13	13
Additional paid-in capital	53,739	53,446
Accumulated other comprehensive income (loss), unrealized loss on marketable securities, net of taxes of $39 and $35, at March 31, 2006 and December 31, 2005, respectively	(63)	(57)
Accumulated other comprehensive loss, hedging contracts, net of taxes of $1,903 and $2,690, at March 31, 2006 and December 31, 2005, respectively	(3,106)	(4,389)
Retained earnings	13,934	11,681
Total stockholders’ equity	64,517	60,694

Total liabilities and stockholders’ equity	$116,726	$116,551

See accompanying notes.

Whittier Energy Corporation

Consolidated Statements of Operations

(In Thousands, Except Share Data)

(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Oil and gas revenues	$9,964	$2,801

Costs and expenses:
Lease operating expenses	1,311	813
Production taxes	781	252
Depreciation, depletion, and amortization	3,783	651
Ineffective portion of hedge contracts	(396)	185
General and administrative expenses	1,326	389

Total costs and expenses	6,805	2,290

Income from operations	3,159	511

Other income (expense):
Interest and dividend income	17	—
Interest expense	—	(104)
Gain from sales of marketable securities	—	56
Partnership income	167	57

Other income	184	9

Income before income taxes	3,343	520
Provision for income taxes	1,090	182
Net income	$2,253	$338

See accompanying notes.

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Basic earnings per share:
Net income per share	$.18	$.09
Weighted average number of shares outstanding (basic)	12,515,265	3,841,134

Diluted earnings per share:
Net income per share	$.18	$.09
Weighted average number of shares outstanding (dilutive)	12,692,290	4,172,945

Net income	$2,253	$338
Diluted net income:
Interest on convertible subordinated note	—	23
Diluted net income	$2,253	$361

Dilutive securities outstanding:
Basic shares outstanding	12,515,265	3,841,134
Stock options and warrants	177,025	33,923
Convertible subordinated note	—	297,888
Diluted shares outstanding, assuming conversion of dilutive securities	12,692,290	4,172,945

See accompanying notes.

Whittier Energy Corporation

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Cash flows from operating activities
Net income	$2,253	$338
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion, and amortization	3,783	651
Deferred income tax provision	1,090	182
Partnership income	(167)	(57)
Stock based compensation expense	267	—
Ineffective portion of hedge loss (gain)	(396)	185
Gain on sale of marketable securities	—	(56)
Decrease in accounts receivable	1,672	273
Decrease (increase) in prepaids and other receivables	(105)	13
Increase (decrease) in accounts payable	(2,280)	442
Increase in taxes payable	—	13
Net cash provided from operating activities	6,117	1,984

Cash flows from investing activities
Net investment in oil and gas properties	(7,021)	(1,410)
Increase in restricted cash	—	(1,000)
Investments in partnerships	—	(6)
Distributions from partnerships	178	73
Net cash used in investing activities	(6,843)	(2,343)

Cash flows from financing activities
Proceeds from revolving credit facility	—	(300)
Payments on revolving credit facility	—	1,000
Net cash provided from financing activities	—	700

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Net decrease in cash and cash equivalents	$(726)	$341

Cash and cash equivalents at beginning of period	5,091	1,461

Cash and cash equivalents at end of period	$4,365	$1,802

Supplemental cash flow disclosure
Interest paid	$248	$104

Supplemental schedule of non-cash investing and financing activities
Unrealized gain (loss) on marketable securities, net	$(6)	$215

See accompanying notes.

Whittier Energy Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.             General

Whittier Energy Corporation, a Nevada corporation (“Whittier”), is an independent oil and gas exploration and production company engaged in the acquisition, exploration and development of oil and gas properties in the continental United States. As of March 31, 2006, Whittier had five wholly owned subsidiaries, including Whittier Energy Company (“Whittier Energy”), a Nevada corporation, Whittier Operating, Inc. (“Whittier Operating”), a Texas corporation, Olympic Resources (Arizona) Ltd., an Arizona corporation, RIMCO Production Company, Inc. (“RIMCO”), a Delaware corporation, and Vaquero Gas Company, Inc. (“Vaquero”), a Texas corporation. Whittier Operating is a direct subsidiary of Whittier Energy and Vaquero is a direct subsidiary of RIMCO. References to the “Company” refer to Whittier and its subsidiaries.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Reference should be made to the relevant notes to the financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The information furnished herein was taken from the books and records of the Company without audit. However, the information reflects all adjustments, which are, in the opinion of management, normal recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for any future interim period or for the year.

On June 15, 2005, Whittier completed the acquisition of RIMCO Production Company, Inc., a privately held Delaware corporation, for approximately $57.1 million (the “Acquisition”). The Acquisition was structured as a merger of RPC Acquisition Company, Inc., a Delaware corporation wholly owned by Whittier, into RIMCO. Upon closing of the Acquisition, Whittier became the sole owner of RIMCO. The Acquisition substantially increased Whittier’s properties, production and undeveloped acreage. Whittier was the accounting and legal acquirer of RIMCO. The Acquisition is further described in Note 10.

Contemporaneously with the Acquisition and to fund a portion of the purchase price, Whittier issued and sold 852,912 shares of Series A 8% Automatically Convertible Preferred Stock (the “Series A Preferred Stock”) for an aggregate offering amount of approximately $50 million. The Company’s Series A Preferred Stock automatically converted into 8,529,120 shares of the Company’s common stock on December 27, 2005, in conjunction with the Company’s listing on the NASDAQ National Market (“NASDAQ”). Whittier also entered into a new $75 million revolving credit facility (the “Credit Facility”) as part of the Acquisition, which is further described in Note 7.

In conjunction with the RIMCO acquisition, we adopted the full cost method of accounting for our oil and gas activities. The Company believes that the full cost method of accounting more appropriately reflects the operating results of an independent oil and gas producer that expends significant amounts of capital on exploration activities in order to discover proved reserves. Accordingly, the Company believes full cost accounting is the preferred method for the post-acquisition Company. We arrived at this conclusion based on a number of considerations, including: 1) the material size of the transaction and RIMCO’s historical use of full cost accounting; 2) the composition of RIMCO’s acquired assets; 3) the nature of RIMCO’s prospect generation business and technical personnel; and 4) the Company’s anticipated exploration projects and capital expenditures subsequent to the Acquisition. Additionally, the full cost method is used by many of Whittier’s peers, and management believes the change enhances the overall transparency and peer group comparability of the Company’s financial statements.

A comparison of the Company’s previously presented net income, in thousands, and earnings per share under the successful efforts method of accounting to its results of operations disclosed herein are as follows (in thousands):

Three Months Ended March 31, 2005

Net income, as originally presented	$272
Basic net income per share, as originally presented	$0.06
Diluted net income per share, as originally presented	$0.06

Net income, as adjusted	$338
Basic net income per share, as adjusted	$0.09
Diluted net income per share, as adjusted	$0.09

On July 1, 2005, the Company effected a one-for-three reverse split of its authorized and outstanding shares of common stock. All historical weighted average share and per share amounts have been restated to reflect the reverse stock split. In addition to the retroactive restatement to reflect the conversion to the full cost method and the one-for-three reverse stock split, certain prior period amounts have been reclassified to conform to the current period presentation, including combining the Company’s investment in marketable securities with other assets. Such reclassifications had no effect on the Company’s net income or stockholders’ equity.

2.             Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income by the aggregate weighted average number of shares outstanding during the periods. Diluted earnings per share considers the dilutive effect of the average number of common stock equivalents, consisting of the Company’s common stock options and warrants outstanding. The Company’s total weighted average number of anti-dilutive common stock equivalents outstanding as of March 31, 2006 and March 31, 2005 were 521,745 and 569,938, respectively.

3.             New Accounting Standards

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

In February of 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. Adoption of this statement is expected to have no impact on the Company’s financial position or results of operations.

4.             Stock Based Compensation

Prior to 2006 Whittier accounted for equity based compensation using APB Opinion No. 25 under which no compensation cost for employee stock options was recognized. On January 1, 2006 the Company adopted SFAS No. 123(R), “Share–Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires a company to recognize equity based compensation, including stock option grants, at fair value in the income statement, and discontinues accounting for equity based compensation under APB Opinion No. 25, the intrinsic value method. The Company adopted SFAS No. 123(R) on January 1, 2006, utilizing the modified prospective method to record compensation expense for the unvested portion of all grants outstanding as of December 31, 2005 and for all future grants.

Under SFAS 123, the fair value of each option granted is estimated on the date of grant. The Company estimates the fair value for options issued during the period, if any, as of the date of grant using the Black-Scholes option pricing model by using weighted average assumptions, volatility factors of the expected market price of the Company’s common stock, and the weighted average life expectancy of the options.

In December 2003, the Company’s Board of Directors approved a Long Term Incentive Plan (the “Plan”), which was ratified by the Company’s stockholders in July 2004 and further amended in October 2005. The Plan sets aside a total of 1,876,000 shares of the Company’s common stock for issuance to the Company’s officers, directors, employees, and consultants. During 2004, the Company granted a total of 262,834 options to purchase the Company’s common stock at an average exercise price of $5.22 per share to certain directors, officers, and employees of the Company, of which 5,000 options were cancelled in May 2004. The options vest ratably over a three-year period from the date of grant and have a term of five years. The fair market value of the options outstanding on the date of grant was estimated to be $1.2 million, or $4.41 per share, using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4%, dividend yield of 0%, volatility factors of the expected market price of the Company’s common stock of 4.74, and a weighted average life expectancy of the options of 3.5 years.

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

During the three months ended March 31, 2006 as a result of the adoption, the Company recorded compensation expense of $301,000 to general and administrative expense of which $34,000 was capitalized to oil and gas properties under the full cost method of accounting. There were no cash flow effects of the Company’s stock based compensation during the three months ended March 31, 2006.

As of March 31, 2006, there was approximately $2.6 million of total unrecognized compensation expense related to unvested stock based compensation that is expected to be recognized over a weighted average period of 2.8 years.

If compensation expense for the stock options granted to employees and directors had been determined using the fair value method, net income and diluted net income per share for the three months ended March 31, 2005, respectively, would have been reduced to the following pro forma amounts:

Three Months Ended March 31, 2005

Net income under APB No. 25	$338

Deduct: Total stock-based compensation expense determined under the fair value method, net of tax	(62)

Pro forma net income	$276

Pro forma basic earnings per share	$.07

Pro forma diluted earnings per share	$.07

As reported basic earnings per share	$.09

As reported diluted earnings per share	$.09

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted	Weighted Average	Aggregate
	Underlying	Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Options Outstanding as of December 31, 2005	753,712	$7.16
Options Issued	702,852	$9.97
Options Exercised	—	—
Options Cancelled	(9,667)	$8.57
Options Expired	—	—
Options Outstanding as of March 31, 2006	1,446,897	$8.52	4.3 Years	$507,484

Exercisable options March 31, 2006	484,082	$7.17	3.9 Years	$330,044

5.             Asset Retirement Obligation

As of March 31, 2006, the Company had an estimated future abandonment obligation of $518,457, including $465,070 in costs capitalized to oil and gas properties and $53,420 in cumulative accretion expense. The activity related to the Company’s future asset retirement obligation for the three months ended March 31, 2006, and the year ended December 31, 2005 is as follows (in thousands):

	Three Months Ended March 31,	Year Ended December 31,
	2006	2005
Beginning asset retirement obligation	$488	$121
Liabilities incurred during the period	23	341
Liabilities settled during the period	—	—
Accretion expense	7	26
Ending asset retirement obligation	$518	$488

6.             Oil and Gas Properties, Equipment and Fixtures

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

Equipment and fixtures are stated at cost and depreciated over the estimated useful lives of the assets, which range from three to twelve years, using the straight-line method. Maintenance and repairs, which neither materially add to the value of the property nor appreciably prolong its life, are charged to expense as incurred. Gains or losses on the dispositions of property and equipment, other than oil and gas property, are reflected in the Company’s results from operations.

7.             Note Payable

Revolving Credit Agreement

In connection with the Acquisition, on June 15, 2005 Whittier entered into its $75 million revolving Credit Facility with BNP Paribas as the lead bank and administrative agent. Whittier initially borrowed $20 million from the Credit Facility to partially fund the Acquisition and to fully repay approximately $8.5 million in principal and accrued interest outstanding on the Company’s previous revolving credit facility with Compass Bank, as well as $1 million of bank debt held by RIMCO. During 2005, the Company repaid $6 million in principal outstanding on the Credit Facility, leaving $14 million in principal outstanding as of March 31, 2006. The borrowing base of the Credit Facility was $26.5 million as of March 31, 2006, and is subject to review and adjustment on a semi-annual basis. Redeterminations of the borrowing base are based upon a number of factors, including commodity prices and reserve levels. Amounts outstanding under the revolver bear interest at specified margins over the London Interbank Offered Rate (“LIBOR”) of 1.50% to 2.25% (6.63% at March 31, 2006). Such margins fluctuate based on the utilization of the Credit Facility. All amounts drawn under the revolver mature June 15, 2008.

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

In May 2006, the Company drew down an additional $2 million in principal outstanding from the Credit Facility. The money will be used partially to fund the purchase of the oil and gas properties discussed in Note 11.

The Company was in compliance with these covenants as of March 31, 2006 and has classified all of its outstanding indebtedness as long-term. The Company’s next borrowing base review is scheduled for July 1, 2006.

For the three months ended March 31, 2006, the Company incurred $273,269 in interest cost, of which all was capitalized to its unevaluated oil and gas properties. For the three months ended March 31, 2005, the Company incurred interest cost of $146,000 of which $42,000 was capitalized to its unevaluated oil and gas properties.

Anticipated future maturities of the Credit Facility as of March 31, 2006, are as follows:

Year	Amount
(in thousands)
2006	—
2007	—
2008	14,000

Total	$14,000

8.             Commodity Price Risk Hedging Instruments

The Company held various derivative instruments, including crude oil and natural gas option agreements known as “swaps” and “collars” as of March 31, 2006 and December 31, 2005. Swaps are designed to fix the price of anticipated sales of future production, while collars are designed to establish floor and ceiling prices on anticipated sales of future production. The Company entered into the contracts at the time it acquired certain operated oil and gas property interests as a means to reduce the future price volatility on its sales of oil and gas production, as well as to achieve a more predictable cash flow from its oil and gas properties. The Company has designated its price hedging instruments as cash flow hedges in accordance with SFAS No. 133.

Further details relating to the Company’s hedging activities are as follows:

Hedging contracts held as of March 31, 2006:

		Nymex Contract Price
Contract Period and Type	Total Volume	Floor	Ceiling/Swap Price	Fair Value
				(in thousands)

Crude Oil Contracts (barrels)
Swap Contracts:
April 2006 – December 2006	27,000	N/A	$58.00	$(291)

Collar Contracts:
April 2006 – December 2006	72,000	$30.00	$34.25	(2,454)
April 2006 – December 2006	16,200	$49.50	$68.60	(77)
January 2007 – December 2007	54,000	$47.50	$69.00	(369)
January 2007 – December 2007	78,000	$47.50	$69.25	(526)

Natural Gas Contracts (mmbtu)
Swap Contracts:
April 2006 – October 2006	210,000	N/A	$7.44	(39)
November 2006 – March 2007	150,000	N/A	$8.16	(293)
April 2007 – October 2007	210,000	N/A	$6.97	(391)

Collar Contracts:
April 2006 – October 2006	280,000	$6.75	$8.40	(38)
April 2006 – December 2006	120,000	$5.00	$6.45	(149)
November 2006 – March 2007	200,000	$7.25	$9.75	(283)
April 2007 – October 2007	280,000	$6.25	$7.95	(421)

			Total	$(5,331)

Hedging contracts held as of December 31, 2005:

		Nymex Contract Price
Contract Period and Type	Total Volume	Floor	Ceiling/Swap Price	Fair Value
				(in thousands)

Crude Oil Contracts (barrels)
Swap Contracts:
January 2006 – December 2006	36,000	N/A	$58.00	$(182)

Collar Contracts:
January 2006 – December 2006	96,000	$30.00	$34.25	(2,709)
January 2006 – December 2006	21,600	$49.50	$68.60	(57)
January 2007 – December 2007	54,000	$47.50	$69.00	(253)
January 2007 – December 2007	78,000	$47.50	$69.25	(359)

Natural Gas Contracts (mmbtu)
Swap Contracts:
January 2006 – March 2006	90,000	N/A	$8.43	(261)
April 2006 – October 2006	210,000	N/A	$7.44	(604)
November 2006 – March 2007	150,000	N/A	$8.16	(488)
April 2007 – October 2007	210,000	N/A	$6.97	(505)

Collar Contracts:
January 2006 – March 2006	150,000	$7.50	$10.10	(215)
April 2006 – October 2006	280,000	$6.75	$8.40	(627)
January 2006 – December 2006	120,000	$5.00	$6.45	(464)
November 2006 – March 2007	200,000	$7.25	$9.75	(505)
April 2007 – October 2007	280,000	$6.25	$7.95	(553)

			Total	$(7,782)

The Company accounts for its derivatives as cash flow hedging instruments, and recognizes gains or losses on settlement of its hedging instruments in oil and gas revenues, and changes in their fair value as a component of other comprehensive income, net of deferred taxes. The Company recognized pre-tax losses in oil and gas revenues of $917,910 and $567,126 for the three months ended March 31, 2006, and March 31, 2005, respectively, due to realized settlements of its price hedge contracts during the respective periods.

At March 31, 2006, the Company recorded unrealized losses on cash flow hedging contracts of $3.1 million, net of deferred taxes of $1.9 million, in accumulated other comprehensive income. Comparatively, at December 31, 2005, the Company recorded unrealized losses of $4.4 million, net of deferred taxes of $2.7 million in accumulated other comprehensive income. As of March 31, 2006, the Company anticipates $2.8 million of unrealized losses, net of deferred taxes of $1.5 million, will be reclassified into earnings during the twelve months following March 31, 2006. The Company recorded a gain from hedge ineffectiveness of $396,489 for the three months ended March 31, 2006.

The following table details the activity of the cash flow hedges on a pre-tax and after-tax basis for the period ending March 31, 2006 (in thousands).

	Pre-tax	After-tax
Accumulated other comprehensive loss, December 31, 2005	$(7,079)	$(4,389)
Reclassified into earnings	918	569
Change in fair market value	1,547	959
Ineffective portion of cash flow hedges	(396)	(245)
Accumulated other comprehensive loss, March 31, 2006	$(5,010)	$(3,106)

9.             Commitments and Contingencies

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

The Company’s existing future minimum annual lease payments for the next five years as of March 31, 2006, are as follows (in thousands):

Year	Amount
(in thousands)
2006	$60
2007	267
2008	322
2009	322
2010	322
Thereafter	1,072
Total	$2,365

10.          Acquisition of RIMCO Production Company, Inc.

On June 15, 2005, Whittier acquired RIMCO by acquiring all of its outstanding capital stock for a total purchase price of $57.1 million. The Acquisition substantially increased Whittier’s properties, production and undeveloped acreage. Specifically, Whittier acquired working interests in approximately 116 active wells and one unit in 18 producing fields principally located in the Gulf Coast region in Texas, Louisiana, and Alabama, as well as significant undeveloped acreage with multiple prospects.

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

Whittier funded the Acquisition using a combination of net proceeds from a private offering of the Company’s Series A Preferred Stock (approximately $46 million) and net borrowings from a new revolving Credit Facility entered into on June 15, 2005 (approximately $10.5 million). The Company’s Credit Facility is more fully described in Note 7.

The following table presents the allocation of the Company’s $57.1 million purchase price, including professional fees and other related acquisition costs, to RIMCO’s assets acquired and liabilities assumed, based upon their fair values as of June 15, 2006:

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

The following unaudited pro forma consolidated results of operations have been prepared as if the Acquisition had occurred as of the beginning of the period being reported (in thousands):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Oil and gas revenues	$9,964	$7,640

Costs and expenses:
Lease operating expenses	1,311	1,286
Production taxes	781	525
Depreciation, depletion, and amortization	3,783	2,532
Ineffective portion of hedge contracts	(396)	185
General and administrative expenses	1,326	1,020

Total costs and expenses	6,805	5,548

Income from operations	3,159	2,092
Other income (expense)	184	87

Income before income taxes	3,343	2,179
Provision for income taxes	1,090	763
Net income	$2,253	$1,416

Basic net income per share	$0.18	$0.37
Diluted net income per share	$0.18	$0.11
Weighted average shares outstanding:
Basic	12,515,265	3,841,134
Fully diluted	12,692,290	12,702,065

11.          Subsequent Event - Entry into Material Definitive Agreements

On May 1, 2006, the Company entered into two separate agreements to purchase oil and gas properties with an aggregate of approximately 18.9 billion cubic feet of gas equivalents (“Bcfe”) of estimated proved reserves for a total cash purchase price of $31.9 million. Net current production from the properties to be acquired is approximately 3.8 million cubic feet of gas equivalents per day (“Mmcfe”). According to the terms of these agreements, the Company will acquire working interests in five operated fields located in Texas, Louisiana, and Mississippi, as well as some minor non-operated property interests. The acquisition agreements are subject to specific terms and conditions for closing, including completion of due diligence and obtaining regulatory approvals.

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

Financial and operating highlights for first quarter 2006 include the following:

•      Net income of $2.3 million, a 567% increase over first quarter 2005;

•      Diluted earnings per share of $0.18, a 100% increase over first quarter 2005;

•      A 153 % percent increase in daily production over first quarter 2005; and

•      A 41% increase in the average realized price per Mcfe over first quarter 2005.

Additionally, Whittier completed its integration of RIMCO’s operations including moving all of its Houston based personnel into one corporate office location.

On June 15, 2005, we acquired RIMCO Production Company, Inc., a privately held Delaware corporation, for approximately $57.1 million, including $55 million in cash and $2.1 million in closing costs and net assumed liabilities. As a result of this transaction, we acquired working interests in approximately 116 active wells and one unit in 18 producing fields principally located in the Gulf Coast region in Texas, Louisiana, Alabama and in the Permian Basin. On August 26, 2005, Whittier sold its interest in the Big Escambia Creek Field in Escambia County, Alabama for $4.2 million, with an effective date of May 1, 2005. We had acquired a minor non-operated working interest in approximately 18 wells in the Big Escambia Creek Field as part of our acquisition of RIMCO. The asset was sold as part of our ongoing strategy of rationalization of non-core properties to redeploy the capital into other investments that we believe will generate higher overall returns for Whittier.

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

Our primary source of cash during the three months ended March 31, 2006 was from cash flow from operations of our oil and gas properties. Operating cash flow fluctuations are substantially driven by commodity prices and changes in our production volumes. Working capital is substantially influenced by these variables. Fluctuation in cash flow may result in an increase or decrease in our capital and exploration expenditures. Total cash flows provided by operating activities of $6.1 million for the three months ended March 31, 2006 were primarily used to fund our exploration and development expenditures.

We have approximately $1.5 million in available cash and $9 million in borrowing capacity under our credit facility as of May 15, 2006, after taking into account outstanding letters of credit and a draw down of $2 million in principal from the credit facility in early May 2006. Additionally, we are producing at an average rate of approximately 15.2 Mmcfe per day and generating net positive cash flows from operations. We have budgeted $27.2 million in capital expenditures for 2006, of which approximately $7.0 million had been incurred through March 31, 2006. We intend to fund our 2006 capital expenditures using operating cash flows and additional borrowings under our credit facility, if necessary.

Revolving Credit Facility

In connection with the acquisition of RIMCO, on June 15, 2005, Whittier entered into its $75 million revolving credit facility with BNP Paribas as the lead bank and administrative agent. Whittier initially borrowed $20 million from the credit facility to partially fund the acquisition and to fully repay approximately $8.5 million in principal and accrued interest outstanding on our previous revolving credit facility with Compass Bank, as well as $1 million of bank debt held by RIMCO. Through March 31, 2006, we repaid $6 million in principal outstanding on the credit facility, leaving $14 million in principal outstanding as of March 31, 2006. In May 2006, Whittier borrowed an additional $2 million in principal from the credit facility, approximately $1 million of which was used to fund the down payment on certain oil and gas properties being acquired by Whittier.

The borrowing base of the credit facility was $26.5 million as of May 2006, and is subject to review and adjustment on a semi-annual basis. Amounts outstanding under the revolver bear interest at specified margins over the London Interbank Offered Rate (“LIBOR”) of 1.50% to 2.25% (6.63% at March 31, 2006). Such margins fluctuate based on the utilization of the credit facility. All amounts drawn under the revolver mature on June 15, 2008.

Derivative Instruments and Hedging Activities

We regularly hedge a portion of our production to reduce our exposure to oil and gas price volatility, as well as to achieve more predictable cash flows from our oil and gas properties. Our current policy is to hedge a portion of our anticipated future production, either when we believe it is justified by available future oil and gas prices, in order to finance a planned acquisition of producing oil and gas properties, or to support operating cash flows necessary to fund our anticipated capital budget. Gains or losses on both realized and unrealized hedging transactions are determined as the difference between the contract price and an applicable settlement or reference price. Settlement gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. Any ineffective portion of unrealized gains or losses of such hedges is recognized in earnings in the period they occur. Our derivative commodity positions outstanding at March 31, 2006 are disclosed in Note 8 to our consolidated financial statements contained herein.

CAPITAL COMMITMENTS AND CONTINGENCIES

On May 1, 2006, we entered into two separate agreements to purchase oil and gas properties with an aggregate of approximately 18.9 Bcfe of estimated proved reserves for a total cash purchase price of $31.9 million. Net current daily production from the properties to be acquired is approximately 3.8 Mmcfe. According to the terms of these agreements, Whittier will acquire working interests in five operated fields located in Texas, Louisiana, and Mississippi, as well as some minor non-operated property interests. The acquisition agreements are subject to specific terms and conditions for closing, including completion of due diligence and obtaining regulatory approvals.

Whittier intends to acquire a 75% operating working interest in the Westhoff Ranch Field from various sellers for approximately $19.9 million on or before May 31, 2006. The field includes 18 active wells producing from the Frio formation at depths ranging from 5,000 feet to 7,000 feet. Current net production from the field is 3.1 Mmcfed net. Typical of many South Texas producing properties, the Westhoff Ranch Field produces at high rates and has multiple behind pipe and infill drilling opportunities. We have identified four locations to drill in 2006 and over 40 behind-pipe opportunities that we expect to exploit over the next 12 to 36 months. Approximately $2 million of additional capital spending has been budgeted to develop this property in 2006 and approximately $4 million of capital investment has been identified for 2007.

Whittier has also agreed to acquire various onshore oil and gas properties from Imperial Petroleum, Inc. for $12 million on or before June 30, 2006. The Imperial properties include 12 operated producing wells, minor interests in 10 additional non-operated producing wells, and 18 shut-in operated wells awaiting a workover rig. Net current daily production is approximately 664 Mcfed. Whittier has identified an additional estimated 140 Mcfed of shut-in net production capacity, which we expect to bring back online as soon as possible after closing. In addition, we have identified 18 proved undeveloped locations on the properties that have the potential to add approximately 3.5 Mmcfed of additional net production for 2007. We have budgeted an additional $8 million in capital to develop these properties in 2006 and have identified $12 million of potential capital expenditures in 2007. The properties are located in large, long-lived producing fields including the Carthage Field in East Texas and the Bovina Field in Mississippi. Upon consummation of the Imperial transaction, the Company will have an average 50% working interest and 36% net revenue interest in the acquired properties.

We intend to fund the entire purchase price of the acquisitions using borrowings under our existing credit facility. We anticipate funding the $10 million in additional capital expenditure requirements for 2006 using cash flow from operations and additional availability under our existing credit facility, if necessary.

RESULTS OF OPERATIONS

We adopted the full cost method of accounting for our oil and gas properties as of July 1, 2005. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized into cost centers (the amortization base). Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs and delay rentals. Costs associated with production and general corporate activities are expensed in the period incurred. The capitalized costs of our oil and gas properties, plus an estimate of our future development and abandonment costs, are amortized on a unit-of-production method based on our estimate of total proved reserves.

Pro forma financial information for the periods presented in these financial statements for the combined results of Whittier and RIMCO as if the acquisition had occurred at the beginning of each applicable interim period is presented in Note 10 to our financial statements included herein.

For the Quarter Ended March 31, 2006 compared with the Quarter Ended March 31, 2005

We generated net income of approximately $2.3 million, or $0.18 per diluted share, for the quarter ended March 31, 2006, compared to $338,000, or $.09 per diluted share, for the period ended March 31, 2005. The $1.9 million favorable variance was primarily attributable to higher oil and gas production, the acquisition of RIMCO in June 2005, and higher commodity prices. The significant components of Whittier’s results of operations for the quarters ended March 31, 2006 and 2005 are as follows:

Oil and Gas Revenues. Oil and gas revenues increased 256% from approximately $2.8 million, or $5.64 per Mcfe, for the quarter ended March 31, 2005 to $10.0 million, or $7.94 per Mfce, for the quarter ended March 31, 2006, based upon a 153% increase in production and 41% increase in realized commodity prices per Mcfe after hedge settlements. Whittier recognized pre-tax losses in oil and gas revenues of $918,000 and $567,000 during the quarters ended March 31, 2006 and 2005, respectively, due to realized settlements of its price hedge contracts. Whittier produced 1,256 Mmcfe during the quarter ending March 31, 2006, consisting of 77,005 Bbls of oil and 793,581 Mcf of gas, compared to production of 497 Mmcfe for the quarter ending March 31, 2005, consisting of 45,286 Bbls of oil and 225,226 Mcf of gas. The increase in production was principally due to Whittier’s June 2005 acquisition of RIMCO, as well as our successful drilling program during 2005 and the first quarter of 2006.

Costs and Expenses. Total operating costs and expenses increased by 197% from $2.3 million for the quarter ending March 31, 2005 to $6.8 million for the quarter ending March 31, 2006, principally due to Whittier’s increased acquisition, development, and exploration activity from the prior year. The breakdown of variances for the components of operating costs and expenses is as follows:

•                  Lease operating expenses increased 61% from $813,000 for the quarter ending March 31, 2005 to $1,311,000 for the quarter ending March 31, 2006. Lease operating expenses per Mcfe, however, fell 36% from $1.64 per Mcfe for the quarter ended March 31, 2005 to $1.04 per Mcfe for the quarter ended March 2006, principally due to a higher ratio of gas production from our properties;

•                  Production taxes increased 210%, from $252,000, or $0.51 per Mcfe, for the quarter ending March 31, 2005, to $781,000, or $0.62 per Mcfe, for the quarter ending March 31, 2006. The 22% increase in production taxes per Mcfe was attributable to higher taxes incurred on Louisiana production, which is based on a percentage of revenue versus actual production volumes, and a larger ratio of natural gas production compared to overall production from the prior period;

•                  Depreciation, depletion and amortization (“DD&A”) increased by 480%, from $651,000, or $1.31 per Mcfe, for the quarter ending March 31, 2005 to $3,783,000, or $3.01 per Mcfe, for the quarter ending March 31, 2006. The 130% increase in DD&A per Mcfe is related primarily to higher relative production and cost depletion rates from Whittier’s RIMCO acquisition in June 2005

•                  The Company recognized a non-cash gain of $396,000 due to the ineffective portion of the fair value adjustment to our hedge contracts for the quarter ending March 31, 2006 compared to a non-cash loss of $185,000 for the quarter ended March 31, 2005; and

•                  General and administrative expense increased from $389,000 for the quarter ending March 31, 2005 to $1,326,000 for the quarter ending March 31, 2006, reflecting our enhanced operational activity from the prior year, including increasing the Company’s staff from five to 20 full-time employees, as well as $267,000 in non-cash compensation expense from the issuance of stock options recognized due to the adoption of FAS 123(R).

RECENT ACCOUNTING PRONOUNCEMENTS

We adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment,” (“SFAS No. 123(R)”) as of January 1, 2006 using the modified prospective method in which compensation cost is recognized based (1) on the requirements of SFAS No. 123(R) for all share-based payments granted after January 1, 2006 and (2) on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006, that remain unvested on January 1, 2006. For the three months ended March 31, 2006, we recorded approximately $301,000 of pretax expense relating to this pronouncement, of which $34,000 was capitalized to oil and gas properties under the full cost method of accounting. See Note 4 to the Consolidated Financial Statements for additional information.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (defined in Rule 13a-15(e)) refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Bryce W. Rhodes, the Company’s principal executive officer, and Michael B. Young, the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, and each of them has concluded that, as of such date, Whittier’s controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II– Other Information

Item 6 – Exhibits

(a)                                  The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-QSB.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    May 15, 2006

Whittier Energy Corporation

By:	/s/ Bryce W. Rhodes
Bryce W. Rhodes
President, Chief Executive Officer, and Director

By:	/s/ Michael B. Young
Michael B. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit	Description

10.1

Purchase and Sale Agreement dated May 1, 2006 by and among Whittier Energy Company, on the one hand, and Drilling & Xtraction, L.P., Oloma Energy, LP, Westhoff Ranch, LP, Cookin with Gas, LP, JC 2 Under Par, LP, and McDowell Partners, LP, on the other hand, incorporated by reference to Exhibit 10.1 of Whittier’s Form 8-K filed May 5, 2006.

10.2

Purchase and Sale Agreement dated May 1, 2006 by and among Whittier Energy Company and Premier Natural Resources, LLC, on the one hand, and Imperial Petroleum, Inc., on the other hand, incorporated by reference to Exhibit 10.2 of Whittier’s Form 8-K filed May 5, 2006.

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