Form 10QSB
period 2006-06-30
WHITTIER ENERGY CORP
filed 2006-08-14
CIK 1108520

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File Number:  000 -30598

WHITTIER ENERGY CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	20-0539412
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

YES  ☐                          NO ☒

As of August 14, 2006 the Registrant had 12,558,825 shares of its $.001 par value common stock issued and outstanding.

Part I — Summarized Financial Information

Item 1 — Financial Statements

Whittier Energy Corporation

Consolidated Balance Sheets

(In Thousands)

	June 30, 2006 (Unaudited)	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$3,123	$5,091
Accounts receivable, net of allowances	11,231	11,092
Deferred tax asset - commodity price hedging contracts	1,146	2,080
Prepaid assets	1,748	982

Total current assets	17,248	19,245

Oil and gas properties on the basis of full cost accounting:
Proved properties, subject to amortization	119,259	94,111
Unproved properties, not subject to amortization	23,161	14,990
Other equipment and fixtures	485	267
Accumulated depletion, depreciation and amortization	(22,240)	(14,272)
	120,665	95,096
Goodwill	1,485	1,485
Other assets	810	725

Total assets	$140,208	$116,551

See accompanying notes.

Whittier Energy Corporation

Consolidated Balance Sheets

(In Thousands)

	June 30, 2006 (Unaudited)	December 31, 2005

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,114	$9,944
Commodity price hedging contracts, current portion	3,004	5,473
Other current liabilities	168	353
Total current liabilities	12,286	15,770

Revolving credit facility	33,000	14,000
Asset retirement obligation	554	488
Commodity price hedging contracts	776	2,309
Deferred income tax liability	25,564	23,290
	72,180	55,857

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 12,548,465 and 12,515,265 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	13	13
Additional paid-in capital	54,328	53,446
Accumulated other comprehensive income (loss), unrealized loss on marketable securities, net of taxes of $55 and $35, at June 30, 2006 and December 31, 2005, respectively	(89)	(57)
Accumulated other comprehensive loss, hedging contracts, net of taxes of $1,439 and $2,690, at June 30, 2006 and December 31, 2005, respectively	(2,341)	(4,389)
Retained earnings	16,117	11,681
Total stockholders’ equity	68,028	60,694

Total liabilities and stockholders’ equity	$140,208	$116,551

See accompanying notes.

Whittier Energy Corporation

Consolidated Statements of Operations

(In Thousands, Except Share Data)

(Unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Oil and gas revenues	$10,853	$3,857	$20,817	$6,658

Costs and expenses:
Lease operating expenses	1,599	1,180	2,910	1,993
Production taxes	792	314	1,573	566
Depreciation, depletion, and amortization	4,185	1,006	7,968	1,657
Ineffective portion of hedge contracts	(310)	(74)	(706)	111
General and administrative expenses	1,246	467	2,572	856

Total costs and expenses	7,512	2,893	14,317	5,183

Income from operations	3,341	964	6,500	1,475

Other income (expense):
Interest and dividend income	5	9	22	9
Interest expense	(134)	(120)	(134)	(224)
Gain from sales of marketable securities	—	309	—	365
Partnership income	66	66	233	123

Other income (expense)	(63)	264	121	273

Income before income taxes	3,278	1,228	6,621	1,748
Provision for income taxes	(1,095)	(430)	(2,185)	(612)
Net income	$2,183	$798	4,436	$1,136

See accompanying notes.

Whittier Energy Corporation

Consolidated Statements of Operations

(In Thousands, Except Share Data)

(Unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Basic earnings per share:
Net income per share	$.17	$.21	$.35	$.30
Weighted average number of shares outstanding (basic)	12,520,597	3,859,406	12,518,016	3,850,320

Diluted earnings per share:
Net income per share	$.17	$.14	$.35	$.24
Weighted average number of shares outstanding (dilutive)	12,587,613	5,757,603	12,634,684	4,953,032

Net income	$2,183	$798	$4,436	$1,136
Diluted net income:
Interest on convertible subordinated note	—	17	—	38
Diluted net income	$2,183	$815	$4,436	$1,174

Dilutive securities outstanding:
Basic shares outstanding	12,520,597	3,859,406	12,518,016	3,850,320
Stock options and warrants	67,016	100,684	116,668	50,869
Convertible subordinated note	—	297,888	—	297,888
Series A preferred stock	—	1,499,625	—	753,955
Diluted shares outstanding, assuming conversion of dilutive securities	12,587,613	5,757,603	12,634,684	4,953,032

See accompanying notes

Whittier Energy Corporation

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Cash flows from operating activities
Net income	$4,436	$1,136
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion, and amortization	7,968	1,657
Amortization of debt issue costs	57	4
Deferred income tax provision	1,980	612
Partnership income	(233)	(123)
Stock based compensation expense	574	—
Ineffective portion of hedge loss (gain)	(706)	111
Gain on sale of marketable securities	—	(365)
Increase in accounts receivable	(139)	(2,386)
Increase in prepaids and other receivables	(766)	(44)
Increase (decrease) in accounts payable	(385)	2,701
Increase (decrease) in other current liabilities	(185)	7
Excess tax benefits from share-based payment arrangements	(29)	—
Net cash provided from operating activities	12,572	3,310

Cash flows from investing activities
Net investment in oil and gas properties	(15,723)	(4,315)
Acquisition of RIMCO, net of cash acquired	—	(55,377)
Acquisition of Westhoff Ranch Field	(18,059)	—
Proceeds from sale of oil and gas properties	—	96
Investments in partnerships	(16)	(6)
Distributions from partnerships	276	146
Proceeds from sale of marketable securities	—	632
Net cash used in investing activities	(33,522)	(58,824)

Cash flows from financing activities
Proceeds from revolving credit facility	19,000	21,000
Payments on revolving credit facility	—	(8,745)
Debt issue costs	(221)	(292)
Net proceeds from preferred stock offering	—	46,066
Proceeds from stock options exercises	174	111
Excess tax benefits from share-based payment arrangements	29	—
Net cash provided from financing activities	18,982	58,140

Whittier Energy Corporation

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Net increase (decrease) in cash and cash equivalents	$(1,968)	$2,626

Cash and cash equivalents at beginning of period	5,091	1,461

Cash and cash equivalents at end of period	$3,123	$4,087

Supplemental cash flow disclosure
Interest paid	$575	$314
Taxes paid	$205	$—

Supplemental schedule of non-cash investing and financing activities
Unrealized gain (loss) on marketable securities, net	$(32)	$120

See accompanying notes.

Whittier Energy Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.             General

Whittier Energy Corporation, a Nevada corporation (“Whittier”), is an independent oil and gas exploration and production company engaged in the acquisition, exploration and development of oil and gas properties in the continental United States. As of June 30, 2006, Whittier had five wholly owned subsidiaries, including Whittier Energy Company (“Whittier Energy”), a Nevada corporation, Whittier Operating, Inc. (“Whittier Operating”), a Texas corporation, Olympic Resources (Arizona) Ltd., an Arizona corporation, RIMCO Production Company, Inc. (“RIMCO”), a Delaware corporation, and Vaquero Gas Company, Inc. (“Vaquero”), a Texas corporation. Whittier Operating is a direct subsidiary of Whittier Energy and Vaquero is a direct subsidiary of RIMCO. References to the “Company” refer to Whittier and its subsidiaries.

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

On June 15, 2005, Whittier completed the acquisition of RIMCO Production Company, Inc., a privately held Delaware corporation, for approximately $57.1 million (the “RIMCO acquisition”). The RIMCO acquisition was structured as a merger of RPC Acquisition Company, Inc., a Delaware corporation wholly owned by Whittier, into RIMCO. Upon closing of the RIMCO acquisition, Whittier became the sole owner of RIMCO. The RIMCO acquisition substantially increased Whittier’s properties, production and undeveloped acreage. Whittier was the accounting and legal acquirer of RIMCO.

Contemporaneously with the RIMCO acquisition and to fund a portion of the purchase price, Whittier issued and sold 852,912 shares of Series A 8% Automatically Convertible Preferred Stock (the “Series A Preferred Stock”) for an aggregate offering amount of approximately $50 million. The Company’s Series A Preferred Stock automatically converted into 8,529,120 shares of the Company’s common stock on December 27, 2005, in conjunction with the Company’s listing on the NASDAQ.National Market . Whittier also entered into a new $75 million revolving credit facility (the “Credit Facility”) as part of the RIMCO acquisition, which is further described in Note 7.

In conjunction with the RIMCO acquisition, Whittier adopted the full cost method of accounting for its oil and gas activities.  The Company believes that the full cost method of accounting more appropriately reflects the operating results of an independent oil and gas producer that expends significant amounts of capital on exploration activities in order to discover proved reserves. Accordingly, the Company believes full cost accounting is the preferred method for the post-acquisition Company.  The conclusion was reached based on a number of considerations, including: 1) the material size of the transaction and RIMCO’s historical use of full cost accounting; 2) the composition of RIMCO’s acquired assets; 3) the nature of RIMCO’s prospect generation business and technical personnel; and 4) the Company’s anticipated exploration projects and capital expenditures subsequent to the RIMCO acquisition.  Additionally, the full cost method is used by many of Whittier’s peers, and management believes the change enhances the overall transparency and peer group comparability of the Company’s financial statements.

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

On June 1, 2006, Whittier acquired a 75% operated working interest (59.5% average revenue interest) in the Westhoff Ranch Field for approximately $18 million in cash from various third party sellers. The Company’s acquisition of the Westhoff Ranch Field is further described in Note 10.

2.             Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income by the aggregate weighted average number of shares outstanding during the periods. Diluted earnings per share considers the dilutive effect of the average number of common stock equivalents, consisting of the Company’s common stock options and warrants outstanding. The Company’s total weighted average number of anti-dilutive common stock equivalents outstanding for the three months ended June 30, 2006 and June 30, 2005 were 1,266,456 and none, respectively.  The Company’s total weighted average number of anti-dilutive common stock equivalents outstanding for the six months ended June 30, 2006 and June 30, 2005 were 699,621 and 4,545, respectively.

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

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” FIN 48, which will become effective January 1, 2007, defines the threshold for recognizing the benefits of uncertain tax return positions in the financial statements. Management is currently evaluating the potential impact, if any, the adoption of this statement could have on the Company’s financial position or results of operations.

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

In December 2003, the Company’s Board of Directors approved a Long Term Incentive Plan (the “Plan”), which was ratified by the Company’s stockholders in July 2004 and further amended in October 2005. The Plan sets aside a total of 1,876,000 shares of the Company’s common stock for issuance to the Company’s officers, directors, employees and consultants. During 2004, the Company granted a total of 262,834 options to purchase the Company’s common stock at an average exercise price of $5.22 per share to certain directors, officers, and employees of the Company, of which 5,000 options were cancelled in May 2004. The options vest ratably over a three-year period from the date of grant and have a term of five years. The fair value of the options outstanding on the date of grant was estimated to be $1.2 million, or $4.41 per share, using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4%, dividend yield of 0%, volatility factors of the expected market price of the Company’s common stock of 4.74, and a weighted average life expectancy of the options of 3.5 years.

The Company issued an additional 447,491 options to various directors, officers, employees and consultants of the Company during the year ended December 31, 2005, with an average exercise price of $8.16 per share. The fair  value of the options on the date of grant was estimated to be approximately $1.3 million, or $2.67 per share, using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.3%, dividend yield of 0%, volatility factors of the expected market price of the Company’s common stock of .4, and a weighted average life expectancy of the options of 3 years.

The Company granted a total of 1,051,637 options to various directors, officers, employees and consultants of the Company during the six months ended June 30, 2006, with an average exercise price of $9.39 per share. The fair value of the options on the date of grant was estimated to be approximately $3.0 million, or $2.86 per share, using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 4.3% to 5.0%, dividend yield of 0%, volatility factors of the expected market price of the Company’s common stock of .34, and a weighted average life expectancy of the options of 3 years.

During the three and six months ended June 30, 2006, the Company recorded compensation expense of $415,000 and $716,000, respectively, to general and administrative expense, of which  $88,000 and $142,000 was capitalized to oil and gas properties under the full cost method of accounting for the three and six months ended June 30, 2006, respectively.

As of June 30, 2006, there was approximately $3.0 million of total unrecognized compensation expense related to unvested stock based compensation that is expected to be recognized over a weighted average period of 3.6 years.

If compensation expense for the stock options granted to employees and directors had been determined using the fair value method, net income and diluted net income per share for the three months and six months ended June 30, 2005, respectively, would have been reduced to the following pro forma amounts:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income under APB No. 25	$798	$1,136

Deduct: Total stock-based compensationexpense determined under the fair value method, net of tax	(104)	(198)

Pro forma net income	$694	$938

Pro forma basic earnings per share	$.18	$.24

Pro forma diluted earnings per share	$.12	$.20

As reported basic earnings per share	$.21	$.30

As reported diluted earnings per share	$.14	$.24

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted	Weighted Average	Aggregate
	Underlying	Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Options Outstanding as of December 31, 2005	753,712	$7.16
Options Issued	1,051,637	$9.39
Options Exercised	(33,200)	$5.25
Options Cancelled	(14,511)	$8.71
Options Expired	—	—
Options Outstanding as of June 30, 2006	1,757,638	$8.54	4.3 Years	$990,682
Exercisable options June 30, 2006	470,659	$7.10	3.7 Years	$548,263

The intrinsic value of the 33,200 stock options exercised was $90,340.

5.             Asset Retirement Obligation

As of June 30, 2006, the Company had an estimated future abandonment obligation of $554,000, including $485,000 in costs capitalized to oil and gas properties and $69,000 in cumulative accretion expense. The activity related to the Company’s future asset retirement obligation for the six months ended June 30, 2006, and the year ended December 31, 2005 is as follows (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2006	2005
Beginning asset retirement obligation	$488	$121
Liabilities incurred during the period	96	341
Liabilities settled during the period	(45)	—
Accretion expense	15	26
Ending asset retirement obligation	$554	$488

6.             Oil and Gas Properties, Equipment and Fixtures

In conjunction with the RIMCO acquisition, the Company adopted the full cost method of accounting for its oil and gas activities. Under the full cost method of accounting, all costs associated with property acquisition, exploration, and development activities are capitalized. Exploration and development costs include dry hole costs, geological and geophysical costs, direct overhead related to exploration and development activities and other costs incurred for the purpose of finding oil and gas reserves. Salaries and benefits paid to employees directly involved in the exploration and development of oil and gas properties as well as other internal costs that can be specifically identified with acquisition, exploration, and development activities are also capitalized. The Company capitalizes interest costs to its unproved oil and gas properties, as well.

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

7.             Note Payable

Revolving Credit Agreement

In connection with the RIMCO acquisition, on June 15, 2005 Whittier entered into its $75 million revolving Credit Facility with BNP Paribas as the lead bank and administrative agent. Whittier initially borrowed $20 million from the Credit Facility to partially fund the RIMCO acquisition and to fully repay approximately $8.5 million in principal and accrued interest outstanding on the Company’s previous revolving credit facility with Compass Bank, as well as $1 million of bank debt held by RIMCO. During 2005, the Company repaid $6 million in principal outstanding on the Credit Facility, leaving $14 million in principal outstanding as of  December 31, 2005.

On May 11, 2006, the Credit Facility was increased to an aggregate borrowing capacity of $100 million. In May 2006, the Company drew down an additional $19 million in principal outstanding from the Credit Facility to fund the purchase of the Westhoff Ranch Field discussed in Note 10, leaving $33 million in principal outstanding as of June 30, 2006.

The borrowing base of the Credit Facility was $38 million as of June 30, 2006, and is subject to review and adjustment on a semi-annual basis. Redeterminations of the borrowing base are based upon a number of factors, including commodity prices and reserve levels. Amounts outstanding under the revolver bear interest at specified margins over the London Interbank Offered Rate (“LIBOR”) of 1.50% to 2.25%. Such margins fluctuate based on the utilization of the Credit Facility. All amounts drawn under the revolver mature June 15, 2009, which reflects a one year extension granted on May 11, 2006.

The Credit Facility is collateralized by substantially all of the Company’s assets and the Company is subject to various covenants, representations and warranties. The Company is subject to certain financial covenants pertaining to minimum working capital levels, minimum coverage of interest expense, and a maximum leverage ratio. In addition, Whittier is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. The primary covenants under the Credit Facility include the following:

•                 The Company will maintain a ratio of total debt to consolidated EBITDAX (net income before interest expenses, taxes, depreciation, depletion, amortization, exploration costs, and other non-cash expenses less non-cash income and capitalized expenses) for the most recent period of four fiscal quarters of no greater than  3.5 to 1.0, calculated on a pro-forma basis for the RIMCO acquisition; and

•                 The Company will maintain a current ratio, determined quarterly, of current assets to current liabilities, inclusive of available borrowing base under the Credit Facility and exclusive of any current portion of principal outstanding under the Credit Facility, the current fair value of outstanding commodity price hedging contracts, and the current balance of asset retirement obligations under FAS 143, of at least one to one.

The Company was in compliance with these covenants as of June 30, 2006 and has classified all of its outstanding indebtedness as long-term. The Company’s next borrowing base review is scheduled for October 1, 2006.

For the three and six months ended June 30, 2006, the Company incurred $429,280 and $702,549, respectively, in interest cost, of which $294,805 and $568,074 was capitalized for the respective periods to its unevaluated oil and gas properties. For the three and six months ended June 30, 2005, the Company incurred $224,966 and $369,682, respectively, in interest cost, of which $104,470 and $145,186 was capitalized for the respective periods to its unevaluated oil and gas properties.

On August 9, 2006, the Company amended the Credit Facility to allow up to $6 million of the total $100 million commitment under the Credit Facility to be borrowed as a term loan bearing interest at a rate of LIBOR plus 3.75%,  repayable within 18 months from the drawdown date. On August 9, 2006, the Company borrowed an additional

$11 million under the Credit Facility to fund its acquisition of various oil and gas properties from Imperial Petroleum, including $6 million borrowed as a term loan and $5 million borrowed under the revolving portion of the  Credit Facility. As of August 14, 2006, the Company had $44 million in total principal outstanding under the Credit Facility, including $38 million under the revolver out of a total revised borrowing base of $45 million, and $6 million as a term loan.

Anticipated future maturities of the Credit Facility as of June 30, 2006, are as follows:

Year	Amount (in thousands)
2006	$—
2007	—
2008
2009	33,000

Total	$33,000

8.             Commodity Price Risk Hedging Instruments

The Company held various derivative instruments, including crude oil and natural gas option agreements known as “swaps” and “collars” as of June 30, 2006 and December 31, 2005. Swaps are designed to fix the price of anticipated sales of future production, while collars are designed to establish floor and ceiling prices on anticipated sales of future production. The Company entered into the contracts at the time it acquired certain operated oil and gas property interests as a means to reduce the future price volatility on its sales of oil and gas production, as well as to achieve a more predictable cash flow from its oil and gas properties. The Company has designated its price hedging instruments as cash flow hedges in accordance with SFAS No. 133.

Further details relating to the Company’s hedging activities are as follows:

Hedging contracts held as of June 30, 2006:

		Nymex Contract Price
Contract Period and Type	Total Volume	Floor	Ceiling/Swap Price	Fair Value (in thousands)

Crude Oil Contracts (barrels)
Swap Contracts:
July 2006 — December 2006	18,000	N/A	$58.00	$(311)
July 2006 — December 2006	24,000	N/A	$74.05	(32)
January 2007 — June 2007	15,000	N/A	$73.85	(36)
July 2007 — December 2007	9,000	N/A	$73.00	(22)
January 2008 — December 2008	48,000	N/A	$71.35	(105)

Collar Contracts:
July 2006 — December 2006	48,000	$30.00	$34.25	(1,948)
July 2006 — December 2006	10,800	$49.50	$68.60	(89)
January 2007 — December 2007	54,000	$47.50	$69.00	(564)
January 2007 — December 2007	78,000	$47.50	$69.25	(806)
January 2008 — December 2008	48,000	$60.00	$83.00	(116)

Natural Gas Contracts (mmbtu)
Swap Contracts:
July 2006 — October 2006 *	320,000	N/A	$(0.37)	28
July 2006 — October 2006	120,000	N/A	$7.44	139
November 2006 — March 2007	151,000	N/A	$10.75	141
April 2007 — October 2007	210,000	N/A	$6.97	(292)
April 2007 — October 2007	214,000	N/A	$9.25	163
April 2007 — October 2007 *	490,000	N/A	$(0.37)	(1)
November 2006 — March 2007	150,000	N/A	$8.16	(238)
November 2007 — March 2008	152,000	N/A	$10.98	74
April 2008 — October 2008	214,000	N/A	$8.65	131

Collar Contracts:
July 2006 — October 2006	160,000	$6.75	$8.40	109
July 2006 — December 2006	60,000	$5.00	$6.45	(69)
July 2006 — October 2006	280,000	$7.00	$7.50	213
November 2006 — March 2007	151,000	$9.00	$14.50	106
April 2007 — October 2007	280,000	$6.25	$7.95	(318)
April 2007 — October 2007	214,000	$7.50	$12.65	103
November 2006 — March 2007	200,000	$7.25	$9.75	(232)
November 2007 — March 2008	152,000	$9.00	$16.25	85
April 2008 — October 2008	214,000	$7.50	$10.90	107

			Total	$(3,780)

*Basis Swaps

Hedging Contracts held as of December 31, 2005:

		Nymex Contract Price
Contract Period and Type	Total Volume	Floor	Ceiling/Swap Price	Fair Value (in thousands)

Crude Oil Contracts (barrels)
Swap Contracts:
January 2006 — December 2006	36,000	N/A	$58.00	$(182)

Collar Contracts:
January 2006 — December 2006	96,000	$30.00	$34.25	(2,709)
January 2006 — December 2006	21,600	$49.50	$68.60	(57)
January 2007 — December 2007	54,000	$47.50	$69.00	(253)
January 2007 — December 2007	78,000	$47.50	$69.25	(359)

Natural Gas Contracts (mmbtu)
Swap Contracts:
January 2006 — March 2006	90,000	N/A	$8.43	(261)
April 2006 — October 2006	210,000	N/A	$7.44	(604)
November 2006 — March 2007	150,000	N/A	$8.16	(488)
April 2007 — October 2007	210,000	N/A	$6.97	(505)

Collar Contracts:
January 2006 — March 2006	150,000	$7.50	$10.10	(215)
April 2006 — October 2006	280,000	$6.75	$8.40	(627)
January 2006 — December 2006	120,000	$5.00	$6.45	(464)
November 2006 — March 2007	200,000	$7.25	$9.75	(505)
April 2007 — October 2007	280,000	$6.25	$7.95	(553)

			Total	$(7,782)

The Company accounts for its derivatives as cash flow hedging instruments, and recognizes gains or losses on settlement of its hedging instruments in oil and gas revenues, and changes in their fair value as a component of other comprehensive income, net of deferred taxes. The Company recognized pre-tax losses in oil and gas revenues of $743,000 and $1.7 million for the three and six months ended June 30, 2006, and $564,000 and $1.1 million for the three and six months ended June 30, 2005, respectively, due to realized settlements of its price hedge contracts during the respective periods.

At June 30, 2006, the Company recorded unrealized losses on cash flow hedging contracts of $2.3 million, net of deferred taxes of $1.4 million, in accumulated other comprehensive income.  Comparatively, at December 31, 2005, the Company recorded unrealized losses of $4.4 million, net of deferred taxes of $2.7 million in accumulated other comprehensive income.  As of June 30, 2006, the Company anticipates $1.9 million of unrealized losses, net of deferred taxes of $1.1 million, will be reclassified into earnings during the twelve months following June 30, 2006. The Company recorded a gain from hedge ineffectiveness of $310,000 and  $706,000 for the three and six months ended June 30, 2006, respectively.

The following table details the activity of the cash flow hedges on a pre-tax and after-tax basis for the period ending June 30, 2006 (in thousands).

	Pre-tax	After-tax
Accumulated other comprehensive loss, December 31, 2005	$(7,079)	$(4,389)
Reclassified into earnings	1,661	1,030
Change in fair market value	2,344	1,456
Ineffective portion of cash flow hedges	(706)	(438)
Accumulated other comprehensive loss, June 30, 2006	$(3,780)	$(2,341)

9.             Commitments and Contingencies

The Company entered into a rental lease for approximately 2,910 square feet of corporate office space in Houston, Texas on April 1, 2004, for a renewable term of 90 months. The lease requires payments of approximately $5,000 per month. In December 2005, the Company executed an amendment to the lease, relocating the Company’s office space to approximately 15,043 square feet within the same building to allow the Company to consolidate the operations of Whittier and RIMCO within one location. The lease, as amended, has a term of 144 months with expense recognized on a straight-line basis at approximately $24,500 per month. The Company has an early cancellation option on the lease at the end of the 72nd month and again at the end of the 108th month.

As a result of the RIMCO acquisition, the Company assumed two office leases held by RIMCO, including a rental lease in Avon, Connecticut for 6,900 square feet, which expired in October 2005 and an office lease in Houston, Texas for 9,110 square feet, which expires in October 2007. The RIMCO Houston lease requires payments of $21,350 per month. The Company accrued the remaining costs of the RIMCO Houston lease as part of the purchase price of RIMCO. In March 2006, the Company subleased the RIMCO Houston lease for total lease payments of approximately $194,000.

The Company’s existing future minimum annual lease payments for the next five years as of June 30, 2006, are as follows (in thousands):

Year	Amount (in thousands)

2006	$33
2007	267
2008	322
2009	322
2010	322
Thereafter	1,072
Total	$2,338

10.          Acquisition of Westhoff Ranch Working Interests

On June 1, 2006, Whittier acquired a 75% operated working interest (59.5% average revenue interest) in the Westhoff Ranch Field for approximately $18 million in cash from various third party sellers.  The effective date of this acquisition is February 1, 2006.  The Westhoff Ranch Field is a 2,300 acre property located in Jackson County, Texas. The field was used by the sellers for the exploration, development and production of oil and gas, which is the intended continued use for the acquired assets by the Company. The acquired properties and their related operations are included in Whittier’s consolidated financial statements from the date of closing.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of the Westhoff Ranch working interests had occurred as of the beginning of the period being reported (in thousands):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Oil and gas revenues	$12,232	$4,971	$24,407	$8,676

Costs and expenses:
Lease operating expenses	1,803	1,306	3,318	2,216
Production taxes	877	386	1,797	689
Depreciation, depletion, and amortization	4,638	1,325	9,130	2,313
Ineffective portion of hedge contracts	(310)	(74)	(706)	111
General and administrative expenses	1,246	467	2,572	856

Total costs and expenses	8,254	3,410	16,111	6,185

Income from operations	3,978	1,561	8,296	2,491
Other income (expense)	(207)	160	(208)	66

Income before income taxes	3,771	1,721	8,088	2557
Provision Income tax benefit (provision)	(1,262)	(561)	(2,669)	(834)
Net income	$2,509	$1,160	$5,419	$1,723

Basic net income per share	$0.20	$0.30	$0.43	$0.45
Diluted net income per share	$0.20	$0.20	$0.43	$0.36
Weighted average shares outstanding:
Basic	12,520,597	3,859,406	12,518,016	3,850,320
Fully diluted	12,587,613	5,757,603	12,634,684	4,953,032

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

Financial and operating highlights for second quarter 2006 include the following:

•                  Net income of $2.2 million, a 174% increase over second quarter 2005;

•                  Diluted earnings per share of $0.17, a 21% increase over second quarter 2005;

•                  A 147 % percent increase in daily production over second quarter 2005; and

•                  A 14% increase in the average realized price per thousand feet of natural gas (“Mcfe”) over second quarter 2005.

On June 1, 2006, Whittier acquired a 75% operated working interest (59.5% average revenue interest) in the Westhoff Ranch Field for approximately $18 million in cash from various third party sellers. The effective date of this acquisition was February 1, 2006. On August 9, 2006, we also acquired three oil and gas fields located in Mississippi and Texas from Imperial Petroleum, Inc. for approximately $10.6 million, with an effective date of February 1, 2006. Whittier funded both the acquisition of the Westhoff Ranch Field and the Imperial property acquisition using principal borrowings under its $100 million credit facility further described below.

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

Our primary source of cash during the three months ended June 30, 2006 was from cash flow from operations of our oil and gas properties and borrowings under our revolving credit facility. Operating cash flow fluctuations are substantially driven by commodity prices and changes in our production volumes.  Working capital is substantially influenced by these variables.  Fluctuations in cash flow may result in an increase or decrease in our capital and exploration expenditures.  Total cash flows provided by operating activities of $12.6 million for the six months ended June 30, 2006 were primarily used to fund our exploration and development expenditures.

We have approximately $2.0 million in available cash and $6.2 million in borrowing capacity under our credit facility as of August 14, 2006, after taking into account outstanding letters of credit and a draw down of $11 million in principal from the credit facility on August 9, 2006. Additionally, we are producing at an average rate of approximately 16.5 Mmcfe per day and generating net positive cash flows from operations. Our current production rate is net of approximately 1 Mmcfe per day of shut-in production from the Duhon #1 well in Lafayette Parish, Louisiana which is undergoing repairs to collapsed casing and is expected to be back on-line at the end of August 2006. Including our recent acquisition from Imperial, we have budgeted $32.2 million in capital expenditures for 2006, of which approximately $15.7 million had been incurred through June 30, 2006. We intend to fund our 2006 capital expenditures using operating cash flows and additional borrowings under our credit facility, if necessary.

Revolving Credit Facility

On May 11, 2006, Whittier amended its revolving credit facility to increase the aggregate borrowing capacity from $75 million to $100 million and to extend the maturity date to June 15, 2009. In May 2006, we drew down an additional $19 million in principal outstanding from the credit facility to fund the purchase of the Westhoff Ranch

Field, leaving $33 million in principal outstanding as of June 30, 2006. Amounts outstanding under the revolver bear interest at specified margins over the London Interbank Offered Rate (“LIBOR”) of 1.50% to 2.25%.

On August 9, 2006, we amended the credit facility to allow up to $6 million of the total $100 million commitment to be borrowed as a term loan bearing interest at a rate of LIBOR plus 3.75%, repayable within 18 months from the drawdown date. We borrowed an additional $11 million from the credit facility on the same date to fund the acquisition of certain oil and gas properties from Imperial, including $6 million borrowed as a term loan and $5 million borrowed under the revolving credit portion of the facility. As of August 14, 2006, we had $44 million in total principal outstanding under the credit facility, including $38 million from the revolving portion of the facility and $6 million as a term loan. The borrowing base of the revolving credit facility was $45 million as of August 14, 2006, and is subject to review and adjustment on a semi-annual basis.

Derivative Instruments and Hedging Activities

We regularly hedge a portion of our production to reduce our exposure to oil and gas price volatility, as well as to achieve more predictable cash flows from our oil and gas properties. Our current policy is to hedge a portion of our anticipated future production, either when we believe it is justified by available future oil and gas prices, in order to finance a planned acquisition of producing oil and gas properties, or to support operating cash flows necessary to fund our anticipated capital budget. Gains or losses on both realized and unrealized hedging transactions are determined as the difference between the contract price and an applicable settlement or reference price. Settlement gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. Any ineffective portion of unrealized gains or losses of such hedges is recognized in earnings in the period they occur.  Our derivative commodity positions outstanding at June 30, 2006 are disclosed in Note 8 to our consolidated financial statements contained herein.

RESULTS OF OPERATIONS

For the Quarter Ended June 30, 2006 compared with the Quarter Ended June 30, 2005

We generated net income of approximately $2.2 million, or $0.17 per diluted share, for the quarter ended June 30, 2006, compared to $798,000, or $0.14 per diluted share, for the period ended June 30, 2005. The $1.4 million favorable variance was primarily attributable to higher oil and gas production, the acquisition of RIMCO in June 2005, and higher commodity prices. The significant components of Whittier’s results of operations for the quarters ended June 30, 2006 and 2005 are as follows:

Oil and Gas Revenues. Oil and gas revenues increased 181% from approximately $3.9 million, or $6.46 per Mmcfe, for the quarter ended June 30, 2005 to $10.9 million, or $7.35 per Mmcfe, for the quarter ended June 30, 2006, based upon a 147% increase in production and 14% increase in realized commodity prices per Mmcfe after hedge settlements. Whittier recognized pre-tax losses in oil and gas revenues of $743,000 and $564,000 during the quarters ended June 30, 2006 and 2005, respectively, due to realized settlements of its price hedge contracts. Whittier produced 1.5 billion cubic feet of natural gas equivalent (“Bcfe”) during the quarter ending June 30, 2006, consisting of 77,977 barrels (“Bbls”) of oil and 1.0 Bcf of gas, compared to production of 597 Mmcfe for the quarter ending June 30, 2005, consisting of 49,996 Bbls of oil and 297 Mmcf of gas. The increase in production was principally due to Whittier’s June 2005 acquisition of RIMCO, as well as our successful drilling program during 2005 and in the first six months of 2006.

Costs and Expenses. Total operating costs and expenses increased by 160% from $2.9 million for the quarter ending June 30, 2005 to $7.5 million for the quarter ending June 30, 2006, principally due to Whittier’s increased acquisition, development, and exploration activity from the prior year. The breakdown of variances for the components of operating costs and expenses is as follows:

•                  Lease operating expenses increased 35% from $1.2 million for the quarter ending June 30, 2005 to $1.6 million for the quarter ending June 30, 2006.  Lease operating expenses per Mcfe, however, fell 45% from $1.98 per Mcfe for the quarter ended June 30, 2005 to $1.08 per Mcfe for the quarter ended June 30, 2006, principally due to a higher ratio of gas production from our properties and reduction in non-recurring workover activities from the prior period;

•                  Production taxes increased 152%, from $314,000, or $0.53 per Mcfe, for the quarter ending June 30, 2005, to $792,000, or $0.54 per Mcfe, for the quarter ending June 30, 2006.  The increase in production taxes was attributable to higher production volumes, and a larger ratio of natural gas production compared to overall production from the prior period;

•                  Depreciation, depletion and amortization (“DD&A”) increased by 316%, from $1.0 million, or $1.68 per Mcfe, for the quarter ending June 30, 2005 to $4.2 million, or $2.83 per Mcfe, for the quarter ending June 30, 2006. The 68% increase in DD&A per Mcfe is related primarily to higher relative production and cost depletion rates from Whittier’s RIMCO acquisition in June 2005;

•                  We recognized a non-cash gain of $310,000 due to the ineffective portion of the fair value adjustment to our hedge contracts for the quarter ending June 30, 2006 compared to a non-cash gain of $74,000 for the quarter ended June 30, 2005; and

•                  General and administrative expense increased from $467,000 for the quarter ending June 30, 2005 to $1.2 million for the quarter ending June 30, 2006, reflecting our enhanced operational activity from the prior year, including increasing the Company’s staff from 23 to 27 full-time employees, as well as $327,000 in non-cash compensation expense from the issuance of stock options recognized due to the adoption of FAS 123(R).

For the Six Months Ended June 30, 2006 compared with the Six Months Ended June 30, 2005

We generated net income of approximately $4.4 million, or $0.35 per diluted share, for the six months ended June 30, 2006, compared to $1.1 million, or $.24 per diluted share, for the period ended June 30, 2005. The $3.3 million favorable variance was primarily attributable to higher oil and gas production, the acquisition of RIMCO in June 2005, and higher commodity prices. The significant components of Whittier’s results of operations for the six months ended June 30, 2006 and 2005 are as follows:

Oil and Gas Revenues. Oil and gas revenues increased 213% from approximately $6.7 million, or $6.08 per Mcfe, for the six months ended June 30, 2005 to $20.8 million, or $7.62 per Mfce, for the six months ended June 30, 2006, based upon a 150% increase in production and 25% increase in realized commodity prices per Mcfe after hedge settlements. Whittier recognized pre-tax losses in oil and gas revenues of $1.7 million and $1.1 million during the six months ended June 30, 2006 and 2005, respectively, due to realized settlements of its price hedge contracts. Whittier produced 2.7 Bcfe during the six months ending June 30, 2006, consisting of 154,982 Bbls of oil and 1.8 Bcf of gas, compared to production of 1.1 Bcfe for the six months ending June 30, 2005, consisting of 95,282 Bbls of oil and 523 Mmcf of gas. The increase in production was principally due to Whittier’s June 2005 acquisition of RIMCO, as well as our successful drilling program during 2005 and the first six months of 2006.

Costs and Expenses. Total operating costs and expenses increased by 176% from $5.2 million for the six months ending June 30, 2005 to $14.3 million for the six months ending June 30, 2006, principally due to Whittier’s increased acquisition, development, and exploration activity from the prior year. The breakdown of variances for the components of operating costs and expenses is as follows:

•                  Lease operating expenses increased 46% from $2.0 million for the six months ending June 30, 2005 to $2.9 million for the six months ending June 30, 2006.  Lease operating expenses per Mcfe, however, fell 42% from $1.82 per Mcfe for the six months ended June 30, 2005 to $1.06 per Mcfe for the six months ended June 30, 2006, principally due to a higher ratio of gas production from our properties and a reduction in non-recurring workover expenses from the prior period;

•                  Production taxes increased 178%, from $566,000, or $0.52 per Mcfe, for the six months ending June 30, 2005, to $1.6 million, or $0.58 per Mcfe, for the six months ending June 30, 2006.  The increase in production taxes was attributable to higher production volumes, and a larger ratio of natural gas production compared to overall production from the prior period;

•                  DD&A increased by 381%, from $1.7 million, or $1.51 per Mcfe, for the six months ending June 30, 2005 to $8.0 million, or $2.92 per Mcfe, for the six months ending June 30, 2006. The 93% increase in DD&A per Mcfe is related primarily to higher relative production and cost depletion rates from Whittier’s RIMCO acquisition in June 2005;

•                  We recognized a non-cash gain of $706,000 due to the ineffective portion of the fair value adjustment to our hedge contracts for the six months ending June 30, 2006 compared to a non-cash loss of $111,000 for the six months ended June 30, 2005; and

•                  General and administrative expense increased from $856,000 for the six months ending June 30, 2005 to $2.6 million for the six months ending June 30, 2006, reflecting our enhanced operational activity from the prior year, including increasing the Company’s staff from 23 to 27 full-time employees, as well as $574,000 in non-cash compensation expense from the issuance of stock options recognized due to the adoption of FAS 123(R).

RECENT ACCOUNTING PRONOUNCEMENTS

We adopted Statement of Financial Accounting  Standards No, 123(R) “Share-Based Payment,” (“SFAS No. 123(R)” ) as of  January 1, 2006 using the modified prospective method in which compensation cost is recognized based (1) on the requirements of SFAS No. 123(R) for all share-based payments granted after January 1, 2006 and (2) on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006, For the three months ended June 30, 2006, we recorded approximately $415,000 of pretax expense relating to this of which $88,000 was capitalized to oil and gas properties under the full cost method of accounting. See Note 4 to the Consolidated Financial Statements for additional information.

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

Item 4 – Submission of Matters to a Vote of Security Holders

(a)           The annual meeting of Whittier’s stockholders was held on Tuesday, June 27, 2006, at 10:00 a.m. in Houston, Texas, for the purpose of electing the Board of Directors of Whittier.

(b)           Proxies were solicited by Whittier’s Board of Directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the Board of Directors’ nominees as listed in the proxy statement and all such nominees were duly elected.

(c)           Out of a total of 12,515,265 shares of common stock of Whittier outstanding and entitled to vote, 8,652,041 shares were present in person or by proxy, representing approximately 69% of Whittier’s outstanding common stock.

The shareholder voting results are as follows:

Election of the Board of Directors of Whittier to serve until the next annual meeting of the Company’s stockholders.

	Number of Shares Voting For Election as Director	Number of Shares Withholding Authority to Vote For Election as Director
James A. Jeffs	8,635,781	16,260
Bryce W. Rhodes	8,635,348	16,693
David A. Dahl	8,635,781	16,260
Charles O. Buckner	8,515,168	136,873
David B. Kilpatrick	8,505,149	146,892
Ray R. Seegmiller	8,515,134	136,907
Arlo G. Sorensen	8,635,781	16,260

Part II— Other Information

Item 6 — Exhibits

(a)                                  The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-QSB.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    August 14, 2006

Whittier Energy Corporation

By:	/s/ Bryce W. Rhodes
Bryce W. Rhodes
President, Chief Executive Officer, and Director
By:	/s/ Michael B. Young
Michael B. Young
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit	Description

10.1

First Amendment to Credit Agreement dated May 31, 2006, among Whittier Energy Corporation, as Borrower, and BNP Paribas, as Administrative Agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 of Whittier’s Form 8-K filed June 6, 2006.

10.2

First Amendment to Purchase and Sale Agreement dated June 26, 2006 by and among Whittier Energy Company and Premier Natural Resources, LLC, on the one hand, and Imperial Petroleum, Inc., on the other hand, incorporated by reference to Exhibit 10.1 of Whittier’s Form 8-K filed June 30, 2006.

10.3

Second Amendment to Purchase and Sale Agreement dated July 28, 2006 by and among Whittier Energy Company and Premier Natural Resources, LLC, on the one hand, and Imperial Petroleum, Inc., on the other hand, incorporated by reference to Exhibit 10.1 of Whittier’s Form 8-K filed August 3, 2006.

*31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

*31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

*32.1

Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2

Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.