Form 10QSB
period 2006-09-30
WHITTIER ENERGY CORP
filed 2006-11-14
CIK 1108520

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to                                .

Commission File Number:  000-30598

WHITTIER ENERGY CORPORATION

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	20-0539412
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
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

YES  ☐               NO  ☒

As of November 9, 2006 the Registrant had 12,563,465 shares of its $.001 par value common stock issued and outstanding.

Part I – Summarized Financial Information

Item 1 – Financial Statements

Whittier Energy Corporation

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,509	$5,091
Restricted cash (Note 2)	1,200	—
Accounts receivable, net of allowances	10,006	11,092
Commodity price hedging contracts, current portion (Note 6)	1,143	—
Deferred tax asset - commodity price hedging contracts	—	2,080
Prepaid assets	1,819	982

Total current assets	18,677	19,245

Oil and gas properties on the basis of full cost accounting (Note 3):
Proved properties, subject to amortization	134,591	94,111
Unproved properties, not subject to amortization	25,391	14,990
Other equipment and fixtures	496	267
Accumulated depletion, depreciation and amortization	(25,862)	(14,272)
	134,616	95,096
Goodwill	1,485	1,485
Commodity price hedging contracts (Note 6)	925	—
Other assets	738	725

Total assets	$156,441	$116,551

See accompanying notes.

	September 30, 2006	December 31, 2005
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,378	$9,944
Commodity price hedging contracts, current portion (Note 6)	—	5,473
Deferred tax liability - commodity price hedging contracts	430	—
Other current liabilities	138	353
Total current liabilities	9,946	15,770

Credit facility (Note 4)	45,500	14,000
Asset retirement obligation (Note 5)	687	488
Commodity price hedging contracts (Note 6)	—	2,309
Deferred income tax liability	26,830	23,290
	82,963	55,857

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 12,563,465 and 12,515,265 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	13	13
Additional paid-in capital	54,726	53,446
Accumulated other comprehensive loss, unrealized loss on marketable securities, net of tax benefits of $62 and $35, at September 30, 2006 and December 31, 2005, respectively	(102)	(57)
Accumulated other comprehensive income (loss), hedging contracts, net of taxes of $593 at September 30, 2006 and net of a tax benefit of $2,690 at December 31, 2005 (Note 6)	966	(4,389)
Retained earnings	17,875	11,681
Total stockholders’ equity	73,478	60,694

Total liabilities and stockholders’ equity	$156,441	$116,551

See accompanying notes.

Whittier Energy Corporation

Consolidated Statements of Operations

(In Thousands, Except Share Data)

(Unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Oil and gas revenues	$11,372	$9,595	$32,189	$16,253

Costs and expenses:
Lease operating expenses	1,878	1,381	4,788	3,374
Production taxes	825	777	2,398	1,343
Depreciation, depletion, and amortization	4,834	2,835	12,802	4,492
Ineffective portion of hedge contracts	(516)	687	(1,222)	798
General and administrative expenses	1,511	1,186	4,083	2,042

Total costs and expenses	8,532	6,866	22,849	12,049

Income from operations	2,840	2,729	9,340	4,204

Other income (expense):
Interest and dividend income	2	6	24	15
Interest expense	(290)	—	(424)	(224)
Gain from sales of marketable securities	—	902	—	1,267
Partnership income	72	75	305	198

Other income (expense)	(216)	983	(95)	1,256

Income before income taxes	2,624	3,712	9,245	5,460
Provision for income taxes	(866)	(1,299)	(3,051)	(1,911)
Net income	$1,758	$2,413	$6,194	$3,549

See accompanying notes.

Whittier Energy Corporation

Consolidated Statements of Operations

(In Thousands, Except Share Data)

(Unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Basic earnings per share:
Net income per share	$.14	$.61	$.49	$.91
Weighted average number of shares outstanding (basic)	12,558,139	3,954,756	12,531,491	3,885,515

Diluted earnings per share:
Net income per share	$.14	$.19	$.49	$.47
Weighted average number of shares outstanding (dilutive)	12,595,426	12,733,270	12,616,163	7,578,127

Net income	$1,758	$2,413	$6,194	$3,549
Diluted net income:
Interest on convertible subordinated note	—	—	—	38
Diluted net income	$1,758	$2,413	$6,194	$3,587

Dilutive securities outstanding:
Basic shares outstanding	12,558,139	3,954,756	12,531,491	3,885,515
Stock options and warrants	37,287	181,397	84,672	98,039
Convertible subordinated note	—	67,997	—	220,416
Series A preferred stock	—	8,529,120	—	3,374,157
Diluted shares outstanding, assuming conversion of dilutive securities	12,595,426	12,733,270	12,616,163	7,578,127

See accompanying notes.

Whittier Energy Corporation

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Cash flows from operating activities
Net income	$6,194	$3,549
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion, and amortization	12,802	4,492
Amortization of debt issue costs	93	—
Deferred income tax provision	2,803	1,911
Partnership income	(305)	(198)
Stock based compensation expense	801	—
Ineffective portion of hedge loss (gain)	(1,222)	798
Gain on sale of marketable securities	—	(1,267)
(Increase) decrease in accounts receivable	1,087	(2,640)
Increase in prepaids and other receivables	(837)	(822)
Increase (decrease) in accounts payable	(566)	2,150
Increase (decrease) in other current liabilities	(215)	58
Excess tax benefits from share-based payment arrangements	(39)	—
Net cash provided from operating activities	20,596	8,031

Cash flows from investing activities
Investment in oil and gas properties	(28,104)	(8,556)
Acquisition of RIMCO, net of cash acquired	—	(55,377)
Acquisitions of Westhoff Ranch Field and Imperial, net of restricted cash	(28,643)	—
Proceeds from sale of oil and gas properties	3,644	4,119
Investments in partnerships	(16)	(6)
Distributions from partnerships	382	231
Proceeds from sale of marketable securities	—	1,810
Net cash used in investing activities	(52,737)	(57,779)

Cash flows from financing activities
Proceeds from credit facility	31,500	21,000
Payments on credit facility	—	(11,745)
Payments on convertible note	—	(1,072)
Debt issue costs	(238)	(266)
Net proceeds from preferred stock offering	—	46,066
Proceeds from stock options exercises	258	131
Excess tax benefits from share-based payment arrangements	39	—
Net cash provided from financing activities	$31,559	$54,114

Whittier Energy Corporation

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Net increase (decrease) in cash and cash equivalents	$(582)	$4,366

Cash and cash equivalents at beginning of period	5,091	1,461

Cash and cash equivalents at end of period	$4,509	$5,827

Supplemental cash flow disclosure
Interest paid	$1,324	$706
Income taxes paid	$248	$—

Supplemental schedule of non-cash investing and financing activities
Repayment of principal on convertible note using common stock	$—	$715
Unrealized gain (loss) on marketable securities, net	$(45)	$30

See accompanying notes.

Whittier Energy Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.             General

Whittier Energy Corporation, a Nevada corporation (“Whittier” or the “Company”), is an independent oil and gas exploration and production company engaged in the acquisition, exploration and development of oil and gas properties in the continental United States. As of September 30, 2006, Whittier had five wholly owned subsidiaries, including Whittier Energy Company (“Whittier Energy”), a Nevada corporation, Whittier Operating, Inc. (“Whittier Operating”), a Texas corporation, Olympic Resources (Arizona) Ltd., an Arizona corporation, RIMCO Production Company, Inc. (“RIMCO”), a Delaware corporation, and Vaquero Gas Company, Inc. (“Vaquero”), a Texas corporation. Whittier Operating is a direct subsidiary of Whittier Energy and Vaquero is a direct subsidiary of RIMCO. When the terms the “Company,” “we,” “us,” or “our” are used it is in reference to Whittier and its subsidiaries.

The consolidated financial statements as of and for the three and nine months ended September 30, 2006 and 2005 are unaudited.  These consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005 and should be read in conjunction therewith.  In the opinion of management, these financial statements reflect all adjustments, which are normal recurring adjustments necessary for the fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any future interim period or for the year.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make numerous estimates and assumptions that affect the accounting for and recognition of assets, liabilities, stockholders’ equity, revenues and expenses.  Significant estimates relate to volumes of oil and natural gas reserves used in calculating depletion of proved oil and natural gas properties. Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the ceiling test, have numerous inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in market prices. Such prices have been volatile in the past and can be expected to be volatile in the future.  Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

2.             Acquisitions

The Company continuously reviews opportunities to acquire properties in the Company’s core areas of operation that will add revenue growth and production improvements.  The following is a summary of the Company’s acquisition activity through the first nine months of 2006.

On June 1, 2006, Whittier acquired a 75% operated working interest in the Westhoff Ranch Field for approximately $18 million in cash from various third party sellers.  The effective date of this acquisition was February 1, 2006.  The Westhoff Ranch Field is a 2,300 acre property located in Jackson County, Texas. The full purchase price was allocated to oil and gas properties.  The acquired properties and their related operations are included in Whittier’s consolidated financial statements from the date of closing.

The following unaudited pro forma consolidated results of operations have been prepared for the Westhoff acquisition as if the Company had attained the working interests as of the beginning of the period being reported (in thousands):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Oil and gas revenues	$11,372	$11,626	$36,066	$20,463

Costs and expenses:
Lease operating expenses	1,878	1,498	5,196	3,714
Production taxes	825	928	2,640	1,627
Depreciation, depletion, and amortization	4,834	4,087	14,056	6,452
Ineffective portion of hedge contracts	(516)	687	(1,222)	798
General and administrative expenses	1,511	1,186	4,083	2,042

Total costs and expenses	8,532	8,386	24,753	14,633

Income from operations	2,840	3,240	11,313	5,830
Other income (expense)	(216)	833	(424)	899

Income before income taxes	2,624	4,073	10,889	6,729
Provision for income taxes	(918)	(1,426)	(3,811)	(2,355)
Net income	$1,706	$2,647	$7,078	$4,374

Basic net income per share	$.14	$.67	$.56	$1.13
Diluted net income per share	$.14	$.21	$.56	$.58
Weighted average shares outstanding:
Basic	12,558,139	3,954,756	12,531,491	3,885,515
Fully diluted	12,595,426	12,733,270	12,616,163	7,578,127

Subsequently, on August 9, 2006, the Company acquired three oil and gas fields located in Mississippi and Texas from Imperial Petroleum, Inc. (“Imperial”) for $10.2 million, with an effective date of February 1, 2006.  Of the $10.2 million purchase price, approximately $9 million was paid at the closing.  An additional $1.2 million was paid into escrow and is reflected as restricted cash within the Company’s Consolidated Balance Sheet as of September 30, 2006.  The acquired properties are included in Whittier’s consolidated financial statements from the date of closing.

3.             Oil and Gas Properties, Equipment and Fixtures

In June 2005 in conjunction with its acquisition of RIMCO, the Company adopted the full cost method of accounting for its oil and gas activities. Under the full cost method of accounting, all costs associated with property acquisition, exploration, and development activities are capitalized. Exploration and development costs include dry hole costs, geological and geophysical costs, direct overhead related to exploration and development activities and other costs incurred for the purpose of finding oil and gas reserves. Salaries and benefits paid to employees directly involved in the exploration and development of oil and gas properties as well as other internal costs that can be specifically identified with acquisition, exploration, and development activities are also capitalized. The Company capitalizes interest costs to its unproved oil and gas properties as well.

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

4.             Note Payable

On June 15, 2005 Whittier entered into its $75 million revolving Credit Facility with BNP Paribas as the lead bank and administrative agent. Whittier initially borrowed $20 million from the Credit Facility to partially fund its acquisition of RIMCO and to fully repay approximately $8.5 million in principal and accrued interest outstanding on the Company’s previous revolving credit facility with Compass Bank, as well as $1 million of bank debt held by RIMCO. During 2005, the Company repaid $6 million in principal outstanding on the Credit Facility, leaving $14 million in principal outstanding as of December 31, 2005.

On May 11, 2006, the Credit Facility was increased to an aggregate borrowing capacity of up to $100 million. In May 2006, the Company borrowed an additional $19 million in principal outstanding from the Credit Facility to fund the purchase of the Westhoff Ranch Field discussed in Note 2.

On August 9, 2006, the Company amended the Credit Facility to allow for an 18 month term loan up to $6 million bearing interest at a rate of LIBOR plus 3.75%.  On August 9, 2006, the Company borrowed an additional $11 million under the Credit Facility to fund its acquisition of various oil and gas properties from Imperial, including $6 million borrowed as a term loan and $5 million borrowed under the revolving portion of the Credit Facility.  During the three months ended September 30, 2006, the Company also borrowed $1.5 million for general working capital needs.

As of September 30, 2006, the Company had $45.5 million in total principal outstanding under the Credit Facility, including $39.5 million of revolving credit and a $6 million term loan. Amounts outstanding under the revolver bear interest at specified margins over the London Interbank Offered Rate ("LIBOR") of 1.50 % to 2.25%.  Such margins fluctuate based on the utilization of the Credit Facility. As of September 30, 2006, amounts drawn under the revolver mature June 15, 2009, which reflects a one year extension granted on May 11, 2006.  The term loan of $6 million is due on February 9, 2008.

On November 9, 2006, the Company entered into the First Amendment to the Amended and Restated Credit Agreement (the “Amendment”) with BNP Paribas as the lead bank and administrative agent for the lenders. The Amendment increased the initial borrowing base under the credit facility from $45 million to $56 million, which consists of $50 million in revolving credit and the $6 million term loan due February 9, 2008. No other material terms of the credit facility were amended. The borrowing capacity under the Company’s credit facility as of November 9, 2006 was $9.8 million, after taking into account outstanding letters of credit of $714,000.

The credit facility has a potential capacity of $100 million; however, borrowings under the credit facility are limited to the $56 million borrowing base, which is significantly less than the full capacity. The borrowing base that the Company is allowed to draw upon is determined by the lender and based upon a number of factors, including commodity prices and reserve levels. The borrowing base is subject to review and adjustment on a semi-annual basis. As factors such as commodity prices and the Company’s reserve levels increase or decrease, this borrowing base may be increased or decreased accordingly, up to $100 million as determined by the lender.

The Credit Facility is collateralized by substantially all of the Company’s assets and the Company is subject to various covenants, representations and warranties. The Company is subject to certain financial covenants pertaining to minimum working capital levels, minimum coverage of interest expense, and a maximum leverage ratio. In addition, Whittier is subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. The primary covenants under the Credit Facility include the following:

•                  The Company will maintain a ratio of total debt to consolidated EBITDAX (net income before interest expenses, taxes, depreciation, depletion, amortization, exploration costs, and other non-cash expenses less non-cash income and capitalized expenses) for the most recent period of four fiscal quarters then ending of no greater than 3.5 to 1.0, calculated on a pro-forma basis for the acquisition of RIMCO; and

•                  The Company will maintain a current ratio, determined quarterly, of current assets to current liabilities, inclusive of available borrowing base under the Credit Facility and exclusive of any current portion of principal outstanding under the Credit Facility, the current fair value of outstanding commodity price hedging contracts, and the current balance of asset retirement obligations under FAS 143, of at least one to one.

The Company was in compliance with these covenants as of September 30, 2006 and has classified all of its outstanding indebtedness as long-term.

For the three and nine months ended September 30, 2006, the Company incurred $835,000 and $1.5 million respectively, in interest cost, of which $545,000 and $1.1 million was capitalized for the respective periods to its unevaluated oil and gas properties. For the three months ended September 30, 2005, the Company capitalized 100% of its total interest incurred of $336,000.  For the nine months ended September 30, 2005, the Company incurred $706,000 interest cost, of which $482,000 was capitalized to its unevaluated oil and gas properties.

5.             Asset Retirement Obligation

As of September 30, 2006, the Company had an estimated future abandonment obligation of $687,000, including $615,000 in costs capitalized to oil and gas properties, net of settlements and $72,000 in cumulative accretion expense. The activity related to the Company’s future asset retirement obligation for the nine months ended September 30, 2006, and the year ended December 31, 2005 is as follows (in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2006	2005
Beginning asset retirement obligation	$488	$121
Liabilities incurred during the period	218	341
Liabilities settled during the period	(45)	—
Accretion expense	26	26
Ending asset retirement obligation	$687	$488

6.             Commodity Price Risk Hedging Instruments

The Company held various derivative instruments, including crude oil and natural gas option agreements known as “swaps” and “collars” as of September 30, 2006 and December 31, 2005. Swaps are designed to fix the price of anticipated sales of future production, while collars are designed to establish floor and ceiling prices on anticipated sales of future production. The Company enters into contracts at the time it acquires certain operated oil and gas property interests as a means to reduce the future price volatility on the related sales of oil and gas production, as well as to achieve a more predictable cash flow from its oil and gas properties. The Company has designated its price hedging instruments as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

Further details relating to the Company’s hedging activities are as follows:

Hedging contracts held as of September 30, 2006:

		Nymex Contract Price
Contract Period and Type	Total Volume	Floor	Ceiling/Swap Price	Fair Value
				(in thousands)
Crude Oil Contracts (barrels)
Swap Contracts:
October 2006 – December 2006	9,000	N/A	$58.00	$(57)
October 2006 – December 2006	10,000	N/A	$74.05	97
January 2007 – June 2007	15,000	N/A	$73.85	96
July 2007 – December 2007	9,000	N/A	$73.00	36
January 2008 – December 2008	48,000	N/A	$71.35	111

Collar Contracts:
October 2006 – December 2006	24,000	$30.00	$34.25	(716)
October 2006 – December 2006	5,400	$49.50	$68.60	(7)
January 2007 – December 2007	54,000	$47.50	$69.00	(269)
January 2007 – December 2007	78,000	$47.50	$69.25	(380)
January 2008 – December 2008	48,000	$60.00	$83.00	18

Natural Gas Contracts (mmbtu)
Swap Contracts:
October 2006 – October 2006	30,000	N/A	$7.44	97
October 2006 – October 2006*	80,000	N/A	$(0.37)	(14)
November 2006 – March 2007	151,000	N/A	$10.75	518
April 2007 – October 2007	210,000	N/A	$6.97	(84)
April 2007 – October 2007	214,000	N/A	$9.25	384
April 2007 – October 2007 *	490,000	N/A	$(0.37)	(62)
November 2006 – March 2007	150,000	N/A	$8.16	132
November 2007 – March 2008	152,000	N/A	$10.98	307
April 2008 – October 2008	214,000	N/A	$8.65	237

Collar Contracts:
October 2006 – October 2006	40,000	$6.75	$8.40	89
October 2006 – October 2006	70,000	$7.00	$7.50	173
October 2006 – December 2006	120,000	$7.00	$9.51	177
October 2006 – December 2006	30,000	$5.00	$6.45	(16)
December 2006 – March 2007	300,000	$7.50	$11.20	215
November 2006 – March 2007	151,000	$9.00	$14.50	328
April 2007 – October 2007	280,000	$6.25	$7.95	(100)
April 2007 – October 2007	214,000	$7.50	$12.65	229
November 2006 – March 2007	200,000	$7.25	$9.75	130
November 2007 – March 2008	152,000	$9.00	$16.25	220
April 2008 – October 2008	214,000	$7.50	$10.90	179
			Total	$2,068

*These contracts require the Company to pay the Houston Ship Channel price per Mmbtu and the counterparty to pay New York Mercantile Exchange price per Mmbtu minus $0.37.

Hedging contracts held as of December 31, 2005:

		Nymex Contract Price
	Total		Ceiling/Swap
Contract Period and Type	Volume	Floor	Price	Fair Value
				(in thousands)
Crude Oil Contracts (barrels)
Swap Contracts:
January 2006 – December 2006	36,000	N/A	$58.00	$(182)

Collar Contracts:
January 2006 – December 2006	96,000	$30.00	$34.25	(2,709)
January 2006 – December 2006	21,600	$49.50	$68.60	(57)
January 2007 – December 2007	54,000	$47.50	$69.00	(253)
January 2007 – December 2007	78,000	$47.50	$69.25	(359)

Natural Gas Contracts (mmbtu)
Swap Contracts:
January 2006 – March 2006	90,000	N/A	$8.43	(261)
April 2006 – October 2006	210,000	N/A	$7.44	(604)
November 2006 – March 2007	150,000	N/A	$8.16	(488)
April 2007 – October 2007	210,000	N/A	$6.97	(505)

Collar Contracts:
January 2006 – March 2006	150,000	$7.50	$10.10	(215)
April 2006 – October 2006	280,000	$6.75	$8.40	(627)
January 2006 – December 2006	120,000	$5.00	$6.45	(464)
November 2006 – March 2007	200,000	$7.25	$9.75	(505)
April 2007 – October 2007	280,000	$6.25	$7.95	(553)

			Total	$(7,782)

The Company accounts for its derivatives as cash flow hedging instruments, and recognizes gains or losses on settlement of its hedging instruments in oil and gas revenues, and changes in their fair value as a component of other comprehensive income, net of deferred taxes. The Company recognized pre-tax losses in oil and gas revenues of $818,000 and $2.5 million for the three and nine months ended September 30, 2006, respectively, and $1.1 million and $2.3 million for the three and nine months ended September 30, 2005, respectively, due to realized settlements of its price hedge contracts during the respective periods.

At September 30, 2006, the Company had unrealized gains on cash flow hedging contracts of $966,000, net of deferred taxes of $593,000, in accumulated other comprehensive income.  Comparatively, at December 31, 2005, the Company had unrealized losses of $4.4 million, net of a deferred tax benefit of $2.7 million in accumulated other comprehensive income.  As of September 30, 2006, the Company anticipates $709,000 of unrealized gains, net of deferred tax benefit of $434,000, will be reclassified into earnings during the twelve months following September 30, 2006. The Company recorded a gain from hedge ineffectiveness of $516,000 and $1.2 million for the three and nine months ended September 30, 2006, respectively. The Company recorded loss from hedge ineffectiveness of $687,000 and $798,000 for the three and nine months ended September 30, 2005.

The following table details the activity of the cash flow hedges on a pre-tax and after-tax basis for the period ending September 30, 2006 (in thousands).

	Pre-tax	After-tax
Accumulated other comprehensive loss, December 31, 2005	$(7,079)	$(4,389)
Reclassified into earnings	2,479	1,537
Change in fair market value	7,381	4,576
Ineffective portion of cash flow hedges	(1,222)	(758)
Accumulated other comprehensive income, September 30, 2006	$1,559	$966

7.             Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income by the aggregate weighted average number of shares outstanding during the periods. Diluted earnings per share considers the dilutive effect of the average number of common stock equivalents, consisting of the Company’s common stock options and warrants outstanding. The Company’s total weighted average number of anti-dilutive common stock equivalents outstanding for the three and nine months ended September 30, 2006 were 1,901,710 and 1,054,513 respectively.  The Company had no anti-dilutive common stock equivalents outstanding for the three and nine months ended September 30, 2005, respectively.

8.             Stock-Based Compensation

In December 2003, the Company’s Board of Directors approved a Long Term Incentive Plan (the “Plan”), which was ratified by the Company’s stockholders in July 2004 and further amended in October 2005. The Plan sets aside a total of 1,876,000 shares of the Company’s common stock for issuance to the Company’s officers, directors, employees and consultants.

Prior to 2006 Whittier accounted for the related equity based compensation using APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.”  APB No. 25 required the recognition of compensation expense based on an award’s intrinsic value.  Accordingly, since the Company awards options at the market value on the date of each grant, the Company recognized no compensation expense for stock options through December 31, 2005.

On January 1, 2006 the Company adopted SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires a company to recognize equity based compensation, including stock option grants, based upon the fair value of the award at the grant date.  The Company adopted SFAS No. 123(R), utilizing the modified prospective method to record compensation expense for the unvested portion of all grants outstanding as of December 31, 2005 and for all future grants.

The Company estimates the fair value for options issued during the period, if any, as of the date of grant using the Black-Scholes option pricing model by using weighted average assumptions, volatility factors of the expected market price of the Company’s common stock, and the weighted average life expectancy of the options.  The expected volatility utilized in the valuation model is based on the historical volatility of the Company’s stock price. Similarly, the dividend yield and the expected holding period are both based on historical experience and management’s estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the grant in effect at the time of grant.

During 2004, the Company granted a total of 262,834 options to purchase the Company’s common stock at an average exercise price of $5.22 per share to certain directors, officers, and employees of the Company, of which 5,000 options were cancelled in May 2004. The fair value of the options outstanding on the date of grant was estimated to be $1.2 million, or $4.41 per share, using the Black-Scholes option pricing model with the following weighted average assumptions for the year: risk free interest rate of 4%, dividend yield of 0%, volatility factors of the expected market price of the Company’s common stock of 4.74, and a weighted average life expectancy of the options of 3.5 years.

The Company issued an additional 497,547 options to various directors, officers, employees and consultants of the Company during the year ended December 31, 2005, with an average exercise price of $8.16 per share. The fair value of the options on the date of grant was estimated to be approximately $1.3 million, or $2.67 per share, using the Black-Scholes option pricing model with the following weighted average assumptions for the year: risk free interest rate of 4.3%, dividend yield of 0%, volatility factors of the expected market price of the Company’s common stock of .4, and a weighted average life expectancy of the options of 3 years.

The Company granted a total of 1,111,637 options to various directors, officers, employees and consultants of the Company during the nine months ended September 30, 2006, with an average exercise price of $9.29 per share. The fair value of the options on the date of grant was estimated to be approximately $3.1 million, or $2.82 per share, using the Black-Scholes option pricing model with the following weighted average assumptions for the nine months ending September 30, 2006: risk free interest rates of 4.6%, dividend yield of 0%, volatility factors of the expected market price of the Company’s common stock of .37, and a weighted average life expectancy of the options of 3 years.

During the three and nine months ended September 30, 2006, the Company recorded compensation expense of $306,000 and approximately $1.0 million respectively, to general and administrative expense, of which $79,000 and $221,000 was capitalized to oil and gas properties under the full cost method of accounting for the three and nine months ended September 30, 2006, respectively.

As of September 30, 2006, there was approximately $2.4 million of total unrecognized compensation expense related to unvested stock based compensation that is expected to be recognized over a weighted average period of 2.5 years.

If compensation expense for the stock options granted to employees and directors had been determined using the fair value method, net income and diluted net income per share for the three months and nine months ended September 30, 2005, respectively, would have been reduced to the following pro forma amounts:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income under APB No. 25	$2,413	$3,549

Deduct: Total stock-based compensation expense determined under the fair value method, net of tax	(70)	(199)

Pro forma net income	$2,343	$3,350

Pro forma basic earnings per share	$.59	$.86

Pro forma diluted earnings per share	$.18	$.45

As reported basic earnings per share	$.61	$.91

As reported diluted earnings per share	$.19	$.47

A summary of the Company’s stock option activity and related information follows:

	Shares	Weighted	Weighted Average	Aggregate
	Underlying	Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Options Outstanding as of December 31, 2005	753,712	$7.16
Options Issued	1,111,637	$9.29
Options Exercised	(48,200)	$5.36
Options Cancelled	(208,799)	$9.02
Options Expired	—	—
Options Outstanding as of September 30, 2006	1,608,350	$8.45	4.1 years	$196,345
Exercisable options as of September 30, 2006	452,186	$7.33	3.6 years	$133,608

The intrinsic value of the 48,200 stock options exercised during 2006 was $120,154.

9.             New Accounting Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires voluntary changes in accounting principles to be applied retrospectively, unless it is impracticable to determine either the period specific effects or the cumulative effects of the change. SFAS No. 154’s retrospective application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. If retrospective application for all prior periods is impracticable, the method used to report the change and the reason the retrospective application is impracticable are to be disclosed.

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

In February of 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”).  SFAS No. 155 amends SFAS No. 133 and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”).  This Statement amends SFAS No. 133 and SFAS No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting. Specifically, this Statement allows fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of this statement is expected to have no impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” FIN 48, which will become effective January 1, 2007, defines the threshold for recognizing the benefits of uncertain tax return positions in the financial statements. Management is currently evaluating the potential impact, if any, the adoption of this statement could have on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”.  This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008. The Company is currently evaluating the impact that adoption might have on its financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance requires registrants to quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement as material, when all relevant quantitative and qualitative factors are considered. This SAB is effective for calendar year 2006. The Company does not anticipate any impact to the preparation of its year-end 2006 financial statements from adopting the guidance of SAB 108.

10.          Subsequent Events

As discussed in Note 2, as of September 30, 2006 the Company held $1.2 million in restricted cash as recourse reserves for post-closing matters related to its acquisition of the Imperial properties. The Company completed its review in November 2006. Based upon this review, the Company retained $132,000 and remitted the remaining portion to the sellers.  Additionally in November of 2006, the Company acquired additional working interests from Imperial for $509,000.

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

We are focused on creating a well-capitalized growth platform, through the growth and expansion of our oil and gas reserves and production. This growth will be achieved through our drilling program, as well as our accretive acquisitions. Throughout 2006, we have continued the expansion of our drilling program and we are on track to participate in more than 40 new wells in 2006. Through November 9, 2006 the Company has participated in 34 gross wells (12 net) with an approximately 85% success rate.

On June 1, 2006, we acquired a 75% operated working interest in the Westhoff Ranch Field for approximately $18 million in cash from various third party sellers. The effective date of this acquisition was February 1, 2006. On August 9, 2006, we also acquired three oil and gas fields located in Mississippi and Texas from Imperial Petroleum, Inc. (“Imperial”) for approximately $10.2 million, including $1.2 million paid into escrow, as further discussed in Note 2 to our consolidated financial statements contained herein. We funded the Westhoff Ranch Field and the Imperial property acquisitions using principal borrowings under our $100 million credit facility further described within the Liquidity and Capital Resources section below. The acquisitions of the Westhoff Ranch Field and Imperial have increased our proved reserves by an estimated 15.9 billion cubic feet of natural gas equivalent (“Bcfe”).

As discussed in detail within our Results of Operations discussion below, our results have been impacted by the volatility of oil and gas prices during the third quarter 2006; yet our successful production results have significantly offset this pricing factor.  For the nine months ended September 30, 2006 pricing trends have been positive and along with our successful production rates have contributed to our year-over-year favorable results.

Our significant financial and operating highlights for the three and nine months ended September 30, 2006 include the following:

•                  Net income for the third quarter 2006 of $1.8 million, a 27% decrease compared to the third quarter 2005; and net income of $6.2 million for the nine months ended September 30, 2006, a 75% increase over the nine months ended September 30, 2005;

•                  Diluted earnings per share of $0.14 per share for the third quarter 2006, a 26% decrease compared to the third quarter 2005; and diluted earnings of $0.49 per share for the nine months ended September 30, 2006, a 4% increase from the nine months ended September 30, 2005;

•                  Revenues of $11.4 million for the third quarter 2006, a 19% increase over third quarter 2005 of $9.6 million; and revenues of $32.2 million for the nine months ended September 30, 2006, a 98% increase from the corresponding prior period;

•                  A 33% percent increase in average daily production during the third quarter 2006 of 17.7 million cubic feet of natural gas equivalent (“Mmcfe”) per day compared to 13.2 Mmcfe per day during the third quarter 2005; and an 88% increase from 8.5 Mmcfe per day for the nine months ended September 30, 2005 to 16.0 per day for the nine months ended September 30, 2006; and

•                  A 156% increase in cash flow from operations for the nine months ended September 30, 2006 of $20.6 million compared to the nine months ended September 30, 2005 of $8.0 million.

LIQUIDITY AND CAPITAL RESOURCES

We finance our business using a combination of cash flow from operations, bank debt and the issuance of equity and/or debt securities. Our future liquidity, in both the short and long-term, is principally dependent upon the volume of our oil and gas production and the market price we receive on future sales of that production as mitigated by any hedges we may have in place.  We borrow funds on the credit facility as needed to supplement our operating cash flow as a financing source for our capital and exploration expenditures.  If market prices decrease, both our operating cash flow as well as our asset base, which is pledged as collateral to the banks, may decrease, causing the banks to potentially reduce our borrowing base.   If we cannot obtain adequate financing, we anticipate that we may be required to limit or defer our planned exploration expenditures, thereby adversely affecting the recoverability and ultimate value of our oil and gas properties.

As of September 30, 2006, we have approximately $4.5 million in available cash.  Our primary source of cash during the nine months ended September 30, 2006 was from cash flow from operations of $20.6 million and net borrowings under our credit facility of $31.5 million. For the nine months ended September 30, 2006, our cash flow from operations have been positively impacted by our production at an average rate of approximately 16.0 Mmcfe per day. This average rate was negatively impacted by approximately 1 Mmcfe per day from July 7th to September 7th, related to the shut-in production from the Duhon #1 well in Lafayette Parish, Louisiana which underwent repairs to collapsed casing.  Additionally, during 2006 our liquidity position has been enhanced by the availability of funds under our credit facility.  Effective November 9, 2006, the borrowing base was increased to $56 million, which includes a $6 million term loan due February 9, 2008.  The borrowing capacity under our credit facility as of November 9, 2006 was $9.8 million, after taking into account outstanding letters of credit of $714,000.

Our net positive operating cash flows have been used primarily to fund our exploration and development activities.  Including our projects relating to our recent acquisitions of Westhoff Ranch and Imperial assets, we have budgeted $32.2 million in capital expenditures for 2006, of which approximately $24.5 million, net of sales, had been incurred through September 30, 2006. We intend to fund our 2006 capital expenditures using operating cash flows and additional borrowings under our credit facility, if necessary.

Credit Facility

On May 11, 2006, we amended our revolving credit facility to increase the aggregate borrowing capacity from $75 million to $100 million and to extend the maturity date to June 15, 2009. Amounts outstanding under the revolver bear interest at specified margins over the London Interbank Offered Rate (“LIBOR”) of 1.5% to 2.25% based upon the borrowing base utilization. On August 9, 2006, we amended the credit facility to allow up to $6 million of the total $100 million commitment to be borrowed as a term loan bearing interest at a rate of LIBOR plus 3.75%, repayable on February 9, 2008.

On November 9, 2006, we entered into the First Amendment to the Amended and Restated Credit Agreement (the “Amendment”) with BNP Paribas as the lead bank and administrative agent for the lenders. The Amendment increased the initial borrowing base under the credit facility from $45 million to $56 million, which consists of $50 million in revolving credit and the $6 million term loan due February 9, 2008. No other material terms of the credit facility were amended.

The credit facility has a potential capacity of $100 million; however, borrowings under the credit facility are limited to the $56 million borrowing base, which is significantly less than the full capacity. The borrowing base that we are allowed to draw upon is determined by the lender and based upon a number of factors, including commodity prices and reserve levels. The borrowing base is subject to review and adjustment on a semi-annual basis. As factors such as commodity prices and our reserve levels increase or decrease, this borrowing base may be increased or decreased accordingly, up to $100 million as determined by the lender.

Borrowings under the credit facility are secured by first priority liens on substantially all of our assets, including equity interests in subsidiaries. We continue to be subject to certain financial covenants pertaining to minimum working capital levels, minimum coverage of interest expenses, and a maximum leverage ratio. In addition, we are subject to covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties.

As of November 9, 2006, we had $45.5 million in total principal outstanding under the credit facility, including $39.5 million from the revolving portion of the facility and the $6.0 million term loan. During the nine months ended September 30, 2006, we borrowed $31.5 million, including the $6 million term loan.  Of these borrowings $19 million was utilized to fund the purchase of the Westhoff Ranch Field; $11 million was used to fund the acquisition of certain oil and gas properties from Imperial; and an additional $1.5 million was borrowed from the revolving credit facility for general working capital needs.

Derivative Instruments and Hedging Activities

We regularly hedge a portion of our production to reduce our exposure to oil and gas price volatility, as well as to achieve more predictable cash flows from our oil and gas properties. Our current policy is to hedge a portion of our anticipated future production in order to help finance acquisitions of producing oil and gas properties, to enhance the economic returns of our acquisition investments, and to support operating cash flows necessary to fund our anticipated capital budget. Gains or losses on both realized and unrealized hedging transactions are determined as the difference between the contract price and an applicable settlement or reference price. Settlement gains and losses are determined monthly and are included as increases or decreases in oil and gas revenues in the period the hedged production is sold. Any ineffective portion of unrealized gains or losses of such hedges is recognized in earnings in the period they occur.  Our percentage of production hedged for the nine months ended September 30, 2006 approximates 53% for both oil and gas production.  Our derivative commodity positions outstanding at September 30, 2006 are disclosed in Note 6 to our consolidated financial statements contained herein.

RESULTS OF OPERATIONS

For the Quarter Ended September 30, 2006 compared with the Quarter Ended September 30, 2005

We generated net income of approximately $1.8 million, or $0.14 per diluted share, for the quarter ended September 30, 2006, compared to $2.4 million, or $0.19 per diluted share, for the period ended September 30, 2005. This decrease is primarily attributable to (i) interest expense of $290,000 in the current quarter compared to the prior period in which all interest expense was capitalized, and (ii) a gain of $902,000 related to the sale of marketable securities in the third quarter of 2005. Significant components of Whittier’s results of operations for the quarters ended September 30, 2006 and 2005 are as follows:

Oil and Gas Revenues. Oil and gas revenues increased 19% from approximately $9.6 million for the quarter ended September 30, 2005 to $11.4 million for the quarter ended September 30, 2006, based upon a 33% increase in production.  For the quarter, realized commodity prices were down 11% after hedge settlements from $7.87 per thousand cubic feet of natural gas equivalent (“Mcfe”) for the quarter ended September 30, 2005 to $6.99 per Mcfe for the quarter ended September 30, 2006. Owing to realized settlements of our price hedging contracts, we recognized pre-tax losses in oil and gas revenues of $818,000 and $1.1 million during the quarters ended September 30, 2006 and 2005, respectively. We produced 1.6 Bcfe during the quarter ended September 30, 2006, consisting of 88,186 barrels (“Bbls”) of oil and 1.1 Bcf of gas, compared to production of 1.2 Bcfe for the quarter ended September 30, 2005, consisting of 82,604 Bbls of oil and 722,920  Mmcf of gas. The increase in production was principally due to the improved success rate of our drilling program and our second and third quarter 2006 acquisitions.

Costs and Expenses. Total operating costs and expenses increased by 24% from $6.9 million for the quarter ended September 30, 2005 to $8.5 million for the quarter ended September 30, 2006. The breakdown of variances for the components of operating costs and expenses is as follows:

•                  Lease operating expenses per Mcfe remained relatively flat with just a 2% increase from $1.13 per Mcfe for the quarter ended September 30, 2005 to $1.15 per Mcfe for the quarter ended September 30, 2006.  However, our total lease operating costs increased by 36% from $1.4 million for the quarter ended September 30, 2005 to $1.9 million for the quarter ended September 30, 2006 as a result of our increased production;

•                  Production taxes per Mcfe decreased 20%, from $0.64 per Mcfe for the quarter ended September 30, 2005 to $0.51 per Mcfe for the quarter ended September 30, 2006.  This decrease is attributable to lower taxes incurred on Louisiana production, which is based on a percentage of revenue versus actual production volumes.  However, our higher production volumes did cause an increase of 6% in total production tax costs from $777,000 for the quarter ended September 30, 2005, to $825,000 for the quarter ended September 30, 2006;

•                  Depreciation, depletion and amortization (“DD&A”) increased by 71%, from $2.8 million, or $2.33 per Mcfe, for the quarter ended September 30, 2005 to $4.8 million, or $2.97 per Mcfe, for the quarter ended September 30, 2006.  The 27% increase in DD&A per Mcfe is related primarily to higher relative production and cost depletion rates;

•                  We recognized a non-cash gain of $516,000 due to the ineffective portion of the fair value adjustment to our hedge contracts for the quarter ended September 30, 2006 compared to a non-cash loss of $687,000 for the quarter ended September 30, 2005; and

•                  General and administrative expense increased from $1.2 million for the quarter ended September 30, 2005 to $1.5 million for the quarter ended September 30, 2006, reflecting our enhanced operational activity from the prior year, including increasing our staff from 18 to 26 full-time employees, as well as $227,000 in non-cash compensation expense from the issuance of stock options recognized due to the adoption of FAS 123(R).

Gains from Sales of Marketable Securities.  During the quarter ended September 30, 2005, we sold 277,075 shares of Chaparral Resources, Inc. common stock for $1.2 million, realizing a pre-tax gain of $902,000.

For the Nine Months Ended September 30, 2006 compared with the Nine Months Ended September 30, 2005

We generated net income of approximately $6.2 million, or $0.49 per diluted share, for the nine months ended September 30, 2006, compared to $3.5 million, or $0.47 per diluted share, for the period ended September 30, 2005. The $2.7 million favorable variance was primarily attributable to higher oil and gas production, the acquisition of RIMCO in June 2005, and higher commodity prices over the entire year even after factoring in lower third quarter pricing. The significant components of our results of operations for the nine months ended September 30, 2006 and 2005 are as follows:

Oil and Gas Revenues. Oil and gas revenues increased 98% from approximately $16.3 million, or $7.03 per Mcfe, for the nine months ended September 30, 2005 to $32.2 million, or $7.38 per Mcfe, for the nine months ended September 30, 2006, based upon an 88% increase in production and 5% increase in realized commodity prices per Mcfe after hedge settlements. We recognized pre-tax losses in oil and gas revenues of $2.5 million and $2.3 million during the nine months ended September 30, 2006 and 2005, respectively, due to realized settlements of our price hedge contracts. We produced 4.4 Bcfe during the nine months ended September 30, 2006, consisting of 243,167 Bbls of oil and 2.9 Bcf of gas, compared to production of 2.3 Bcfe for the nine months ended September 30, 2005, consisting of 177,887 Bbls of oil and 1.2 Mmcf of gas. The increase in production was principally due to our June 2005 acquisition of RIMCO, as well as our successful drilling program.

Costs and Expenses. Total operating costs and expenses increased by 90% from $12.0 million for the nine months ended September 30, 2005 to $22.8 million for the nine months ended September 30, 2006. The breakdown of variances for the components of operating costs and expenses is as follows:

•                  Lease operating expenses per Mcfe fell 25% from $1.46 per Mcfe for the nine months ended September 30, 2005 to $1.10 per Mcfe for the nine months ended September 30, 2006, principally due to a higher ratio of gas production from our properties and a reduction in non-recurring workover expenses from the prior period; However, total lease operating costs increased 42% from $3.4 million for the nine months ended September 30, 2005 to $4.8 million for the nine months ended September 30, 2006 as a result of our increased production;

•                  Production taxes per Mcfe decreased 5%, from $0.58 per Mcfe for the nine months ended September 30, 2005 to $0.55 per Mcfe for the nine months ended September 30, 2006.  This decrease is attributable to lower taxes incurred on Louisiana production, which is based on a percentage of revenue versus actual production volumes.  However, our higher production volumes did cause an increase of 79% in total production tax costs from $1.3 million for the nine months ended September 30, 2005, to $2.4 million;

•                  DD&A increased by 185%, from $4.5 million, or $1.94 per Mcfe, for the nine months ended September 30, 2005 to $12.8 million, or $2.94 per Mcfe, for the nine months ended September 30, 2006. The 52% increase in DD&A per Mcfe is related primarily to higher relative production and cost depletion rates from Whittier’s acquisition of RIMCO in June 2005;

•                  We recognized a non-cash gain of $1.2 million due to the ineffective portion of the fair value adjustment to our hedge contracts for the nine months ended September 30, 2006 compared to a non-cash loss of $798,000 for the nine months ended September 30, 2005; and

•                  General and administrative expense increased from $2.0 million for the nine months ended September 30, 2005 to $4.1 million for the nine months ended September 30, 2006, reflecting our enhanced operational activity from the prior year, including increasing our staff from 18 to 26 full-time employees, as well as $801,000 in non-cash compensation expense from the issuance of stock options recognized due to the adoption of FAS 123(R).

Gains from Sales of Marketable Securities.  During the nine months ended September 30, 2005, we sold 543,850 shares of Chaparral Resources, Inc. common stock for $1.8 million, realizing a pre-tax gain of $1.3 million.

RECENT ACCOUNTING PRONOUNCEMENTS

We adopted Statement of Financial Accounting Standards No, 123(R) “Share-Based Payment,” (“SFAS No. 123(R)” ) as of January 1, 2006 using the modified prospective method in which compensation cost is recognized based (1) on the requirements of SFAS No. 123(R) for all share-based payments granted after January 1, 2006 and (2) on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006. During the three and nine months ended September 30, 2006, we recorded $306,000 and approximately $1.0 million respectively, of pretax expense relating to the adoption of SFAS No. 123 (R), of which $79,000 and $221,000 was capitalized to oil and gas properties under the full cost method of accounting for the three and nine months ended September 30, 2006, respectively.  See Note 8 to the Consolidated Financial Statements for additional information.

Refer to Note 9 for discussion of new accounting literature that is not effective for the Company as of September 30, 2006, yet will require adoption in future periods.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off balance sheet arrangements.

FORWARD-LOOKING INFORMATION

The statements regarding future financial and operating performance and results, market prices, future hedging activities, and other statements that are not historical facts contained in this report are forward-looking statements.  The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “predict,” “may,” “should,” “could,” “will” and similar expressions are also intended to identify forward-looking statements.  These statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results of future drilling and marketing activity, future production and costs, and other factors detailed in this document and in our 2005 Annual Report on Form 10-KSB.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those included in this Form 10-QSB.

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods.  Bryce W. Rhodes, the Company’s principal executive officer, and Geoffrey M. Stone, the Company’s principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, and each of them has concluded that, as of such date, Whittier’s controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 5. Other Information

On November 9, 2006, we entered into an amendment to our credit facility, which is described in “Management’s Discussion and Analysis—Liquidity and Capital Resources.”

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

Dated:	November 14, 2006

Whittier Energy Corporation

		By:	/s/ Bryce W. Rhodes
Bryce W. Rhodes
President, Chief Executive Officer, and Director

		By:	/s/ Geoffrey M. Stone
Geoffrey M. Stone
Vice President of Finance and Chief Accounting Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit	Description

10.1

Amended and Restated Credit Agreement dated August 9, 2006, among Whittier Energy Corporation, as Borrower, and BNP Paribas, as Administrative Agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 of Whittier’s Form 8-K filed August 15, 2006.

*10.2

First Amendment to Amended and Restated Credit Agreement dated November 9, 2006, among Whittier Energy Corporation, as Borrower, and BNP Paribas, as Administrative Agent, and the lenders party thereto.

10.3	Employment Agreement between the Company and Geoffrey M. Stone dated effective September 1, 2006, incorporated by reference to Exhibit 10.1 of Whittier’s Form 8-K filed August 30, 2006.
*31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
*31.2	Certification of Principal Financial and Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
*32.1

Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2

Certification of Principal Financial and Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.